Form 10KSB
period 2005-12-31
STONE FIELD MANAGEMENT CO
filed 2006-04-17
CIK 1101922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

(Mark one)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended: December 31, 2005

Commission file number: 000-29147

AMERICAN RADIO EMPIRE, INC.

(formerly Stone Field Management Company, Inc.)

(Exact name of small business issuer as specified in its charter)

                                    Wyoming                                                                                                                                                                             86-0970014

(State or other jurisdiction of incorporation or organization)                                                                                                    (IRS Employer Identification No.)

13210 Kerrville Folkway, Building G, Austin, Texas                                             78729

         (Address of principal executive offices)                                                      (Zip Code)

Tel: 512-249-9600

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: none

As of December 31, 2005, there were 5,200,000 shares of the issuer's common stock issued and outstanding. There is only a limited trading market in the shares of the issuer's common stock at the date of the filing of the Form 10-KSB. Affiliates of the Issuer own

5,000,000

shares of the Issuer's issued and outstanding common stock.

200,000

shares are held by non-affiliates. Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer's common stock, both of record and beneficially and affiliates thereof.

TABLE OF CONTENTS

PART I

Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis

Item 7. Financial Statements

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

Item 8B.  Other Information

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Item 14. Principal Accountants Fees and Services

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

Safe Harbor Statement

This Form 10-KSB contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimates," "forecast," "project" and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based on management's discussion and analysis or plan of operation and elsewhere in this report. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict. Actual results could differ materially from those expressed in forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management's view only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequence events or circumstances. Readers are also encouraged to review the Company's publicly available filings with the Securities and Exchange Commission.

American Radio Empire, Inc., a Wyoming corporation (the "Company") was  incorporated on June 19, 1997 as Stone Field Management Company, and was formed specifically to be a "clean  public  shell"  and for the  purpose of either  merging  with or acquiring an operating company with operating history and assets.  On  December 15, 2005, the Company entered into a merger agreement with American Radio Empire, Inc., a Nevada corporation.  Pursuant to the terms of the agreement, on December 31, 2005 (the "Closing Date") all of the issued and outstanding shares of ARE common stock were converted, by virtue of the merger, into shares of Stone Field common stock (the "Merger Securities"). On the Closing Date, each Shareholder of ARE surrendered their outstanding shares of ARE common stock to the Company. Upon such surrender, shares of ARE common stock so surrendered were no longer outstanding and were automatically canceled and retired and ceased to exist.

The Company then amended its Articles of Incorporation in order to change its corporate name to "American Radio Empire, Inc." in order to better reflect the newly-acquired business and general business model.  American Radio Empire, Inc., a Nevada corporation, is a wholly-owned subsidiary of the Company and the Company has adopted the subsidiary's business plans and operations as its own.

The Company was created to acquire, accumulate and operate small town radio stations across the United States.  American Radio proposes to tie the radio station group together with its own media rep firm for national and regional advertising sales. American Radio currently has an executed nonbinding Letter of Intent for the acquisition of an existing, established media rep firm to speed its entry into that segment of the business. Additionally the Company has nonbinding letters of intent for the acquisition of a radio station in Pennsylvania, two stations in Mississippi and three stations in Wyoming.

American Radio will provide listeners and advertisers with select internet services and partner with an established Wireless internet Service Provider (WIFI) group for the ability to offer high speed internet access, satellite television and cell phone services as well. American Radio has commenced negotiations for strategic partnerships with service providers for its WIFI and internet services.

Overview of Business

The Company proposes to start with the possible acquisition of various radio stations spread between Pennsylvania, Mississippi and Wyoming, though stations located in other states may replace some of these proposed acquisitions or be added to the acquisition list.  American Radio intends to pursue a regionally focused acquisition strategy, adding clusters of stations primarily across the Southwest, Southeast and Mid-West quadrants of the country, to accumulate stations within the group. The total number of stations acquired will be a function of availability, timing and marketing feasibility.

American Radio's Management believes that all of these opportunities can be linked together quickly for efficient operation. The strategy is a combination of a small market radio station consolidation and a very specific internet and WIFI approach that is cross-market oriented.

American Radio proposes to buy stations with a combination of senior bank debt/private equity and public stock. Sellers will become stockholders in American Radio. Each seller will be invited to become of member of a Board of Advisors that the Company will form.

Besides its regional focus, our core strategy is based upon achieving certain economies of scale.  For example, under current market conditions, an advertiser is unable to initiate an advertising campaign targeting smaller markets without entering into multiple separate media purchases with each radio station.

Our salespeople will be thoroughly trained in marketing their respective stations.  In order to attract and retain qualified personnel, we recognize the need for a fair and appealing compensation plan.  Management intends to use bonus programs selectively as a method of rewarding outstanding salespeople.  Finally, we are committed to providing ongoing sales training and motivational programs to help our salespeople develop their full potential.

Radio Industry Revenue Overview

Radio stations primarily derive revenues from the sale of commercial advertising spots or programs to national, regional, and local advertisers.  Advertising rates that stations charge depend on their performance in the rating periods in larger markets and on relationships and results in smaller markets.  Ratings are based on estimates of the number of persons listening to the station, as well as the number of homes in the station's services area.  The national radio audience measuring service, Arbitron, serves the entire country and provides even the smallest towns with semi-annual ratings service. American Radio will not rely entirely on these semiannual ratings but will, instead, work on building sound results-based relationships with its advertisers.

Radio Industry Consolidation

The radio broadcast industry is evolving, and consolidation is having a major impact on the competitive landscape.  Local ownership limits by the Federal Communications Commission ("FCC") of one AM and one FM station per market and a total limit of 14 total stations prevented radio groups from amassing greater size to attract outside capital.  Because of these strict limits, radio station ownership was highly fragmented and characterized by "mom and pop" operations in even the largest markets.  By 1984, however, FCC rules began relaxing, with major expansion in ownership limits occurring in 1992 and 1994.

The passage of the 1996 Telecommunications Act (the "Telecom Act") eliminated the national limits on the number of radio stations that one entity could own and eased local ownership rules to allow one operating entity to control up to eight stations (versus 4 previously) in most medium and major markets.  Much of the consolidation activity to date has been centered on major markets, resulting in increased competition and higher valuations.

Management believes that there are opportunities to acquire small market properties at more acceptable prices and build a group comparable in size to major market operators such as Clear Channel Communications, Cumulus, Citadel, or CBS.

Radio Industry Conditions

American Radio competes in an industry that is constantly evolving.  Deregulation by the FCC has created widespread opportunities within the radio industry, but competitive pressures have also increased.  The resulting consolidation moves have swept through the larger-market radio stations and are now working their way through the smaller-sized markets. Among all of the usual advertising-supported media, radio's growth has been among the fastest, although cable, network television, outdoor and satellite radio have also experienced strong demand.

Competition

The Company is not concerned about satellite radio intrusion into the small towns it looks to serve since those services do not provide localized small town news and sports information. Management believes that American Radio's primary competition in these sizes of markets will be local newspapers and occasionally cable television operators and some billboard operations.  The Company has the capability of providing multimedia services in the form of both radio and internet entertainment coupled with a variety of services possible through WIFI.

Broadcast Equipment

We will use each acquired station's existing transmitter, audio chain equipment, antenna and tower space wherever possible or feasible.  We will upgrade particular station equipment on an as-needed basis.  All other equipment required to tie each station into headquarters will either be purchased or leased. The use of high-speed internet connections will allow the rapid transfer of data between our stations.

Competitive Position In the Market

American Radio's target markets are rural broadcast areas throughout the United States.  If we are able to implement our business plan successfully on a significant level, we can be a dominant small market group operator.

Government Regulation - Federal Communications Commission

The Federal Communications Commission ("FCC") regulates the radio broadcast industry. The FCC is led by five (5) Commissioners, who are appointed by the President subject to confirmation by the Senate.  Formed in 1934, the Commission is responsible for granting licenses to all stations and insuring compliance with its rules and regulations.

Currently there are no FCC ownership restrictions relating to the total number of stations one company may own across the US.  This is due to the passage of the 1996 Telecommunications Act by Congress.  The stations we propose to acquire are in small, unrated markets and have already been clustered together by the current owner with FCC approval.

There is no pending legislation before Congress, nor is there any pending rule making before the FCC that we believe would adversely effect our activities or plans for the future.  Our officers are all experienced broadcasters who have a proven track record in operations.  None of our officers and directors have ever been investigated or fined by the FCC, nor has the FCC ever failed to approve a license transfer in which any of our officers has been a party.

Acquisition and Closing Process

We plan to streamline the negotiating and closing process on the proposed station purchases by, among other things, standardizing the transaction documents as much as possible, including creating a form of purchase option agreement and purchase agreement.  Following the execution of a definitive purchase agreement (subject to FCC approval, and satisfactory completion of our due diligence), the Company and the station's seller will submit the appropriate transfer documents to the FCC. While the FCC has the authority to approve or reject a transfer request, transfer requests are, in the normal course, generally approved within approximately three to six months of submission of all required applications and related documents.

Management believes that a major consideration for ensuring the success of its planned acquisitions is to do so in as timely and low profile a manner as possible.  Normally, the sale of stations in the market sizes we propose would be significant events within their respective marketplaces.  To maintain the stations' stability and consistency under our planned ownership, it is important that the listeners and advertisers notice little, if any, change to the current operation.

Assuming receipt of final FCC notification of transfer approval, we will immediately proceed to closing, and then commence implementing the operational changes deemed necessary as a result of the due diligence investigation.

After completing an acquisition, corporate operating controls are planned for each station, including careful tracking of expenses and actively searching for vendors willing to provide us with group discounts for using their service or product.  All station computer systems will be networked with headquarters to produce station-level information on a real time and on request basis.  We will regionalize administrative and accounting controls wherever it is feasible and prudent to do so.

Employees

At this time, American Radio has one contract employee - Dain Schult, our Chief Executive Officer, President and Chairman of the Board. We have executed employment agreements with Harry Hedges and Herb Neu which are more fully described below. We intend to hire additional marketing and other personnel as management believes may be required.

RISK FACTORS

RISK FACTORS

We cannot assure that we will ever be profitable.  American Radio was incorporated in November 1997, and is a development stage company with no operating history or revenues. The operating losses reflect expenses encountered in the organization and initial operations of the entity.  Funds were raised for operating expenses to service providers via both convertible and redeemable notes issued by the company along with warrant agreements.  Additionally, some of the funds raised via these notes were utilized to cover the costs involved in due diligence of prospective radio station deals for American Radio to pursue.

At present, we have no agreements currently in place to receive any capital.  We cannot assure that we will be successful or that we will ever be profitable.

We anticipate net losses for the foreseeable future.  The primary reasons for these anticipated losses are significant charges for depreciation and amortization relating to our proposed acquisition of radio stations, as well as interest charges on debt that we expect to incur in connection with those acquisitions.  If we acquire additional stations, these charges will likely increase further.  We cannot assure you that we will be profitable in the future, and our failure to do so could harm our business and cause the value of our common stock to decline.  We have experienced losses since inception.  Our net loss from inception through December 31, 2005 was approximately $826,960. American Radio has been dependent upon loans from management and third parties in the aggregate amount of approximately $555,000, exclusive of interest, to sustain our development activities to date.  In the event we are unable to raise sufficient capital and to become profitable, our business will fail.

We cannot assure that we will ever acquire any radio stations.  We signed a purchase agreement to acquire two radio stations in Lampasas, Texas, as well as nonbinding letters of intent to acquire a media rep firm and a radio station in Pennsylvania, three radio stations in Wyoming and two radio stations in Mississippi.  Negotiations on all of these transactions continue to progress, and management believes it is likely that some, if not all, of these acquisitions can close.  We are currently involved in litigation with the owners of the Lampasas stations about the interpretation of the purchase agreement, but we hope that, through mediation, that transaction can be successfully concluded.  We cannot assure that we will successfully acquire any radio stations.  Failure to acquire radio stations in accordance with our business plan would result in the failure of our business.

We have no current agreements to provide the substantial additional capital required to implement our business plan.  As of December 31, 2005, we had a working capital deficit of approximately $829,000.  In the event we fail to obtain sufficient capital, we will be unable to acquire radio stations and implement our business plan, and investors may lose all of their investment.  While we are in negotiations with several potential funding groups, we have no definitive agreements yet with anyone to provide us with additional financing.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.  In their report dated March 31, 2006, our independent auditors stated that deficits in stockholders' equity raises substantial doubt of our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, producing revenue by acquiring radio stations, or obtaining loans. The going concern qualification in the auditor's report increases the difficulty in meeting these goals, and we cannot assurance that we will prove successful at raising capital.

Management controls American Radio and will be able to control the outcome of any vote on major decisions.  Currently, our management owns and controls approximately 64% of our outstanding common stock.  As a result, our management effectively controls our affairs, including the election of all of the members of our Board of Directors, the issuance of additional shares of common stock, the distribution and timing of dividends, if any, and all other matters.  This means that although shareholders are entitled to vote on certain matters affecting American Radio and its business, management will be able to control the outcome of any vote on major decisions, even if all of American Radio's non-management shareholders oppose a management decision.

There may not be a market for our common stock.  We do not currently meet the requirements - such as income, shareholders' equity and number of public shares outstanding - to have our shares listed on a stock exchange in the United States or quoted on the NASDAQ Stock Market.  Therefore, our common stock may be an illiquid long-term investment.  We anticipate that our common stock will, however, be eligible for trading through some medium.

Any market for the shares, which does develop, may be illiquid.  There may be only a limited trading market for our common stock.  We expect that initially any market will be on the "Pink Sheets."  Shares that are thinly traded on the Pink Sheets often trade only infrequently and experience a significant spread between the market maker's "bid" and "ask" prices.  As a result, it may be difficult or expensive to sell shares even if there is a market.

 ITEM 2.    DESCRIPTION OF PROPERTY

Our executive offices are located at 13210 Kerrville Folkway, Building G, Austin, Texas 78729-7522.  The offices are leased from Dain Schult under a renewable lease expiring December 31, 2006 with monthly lease payments of $500 or $6,000 annually.  Management believes such facilities are adequate for its current needs.

ITEM 3.    LEGAL PROCEEDINGS

With the exception of what is listed below, there are no legal proceedings pending or threatened against the Company.

American Radio executed an agreement in 2003 to purchase two radio stations, for $400,000 of common stock (number of shares to be determined on the day of Closing based on market value of common stock on that date) plus $375,000 cash.  An additional $25,000 was to be paid to the sellers in exchange for a non-compete agreement. This agreement was contingent upon the registration of common stock and American Radio obtaining the additional cash resources for financing purposes.

In May 2004, the Company filed a petition in a court of competent jurisdiction against the owners of those two radio stations. The litigation arose out of the Asset Purchase Agreement that American Radio executed with the owners in October 2003, for the purchase of those stations. After the execution of the Asset Purchase Agreement, a dispute arose between American Radio and the owners. American Radio believes that the owners violated the Asset Purchase Agreement by failing to provide necessary information on a timely basis and by failing to cooperate with American Radio's efforts to complete the acquisition.  The Company's petition seeks specific performance of the agreement as well as damages for breach of contract and attorneys' fees.

The owners have filed a counterclaim that denies the enforceability of the Asset Purchase Agreement and requested that the court declare it unenforceable or, in the alternative, determine that American Radio fraudulently induced them to sign it. The Company anticipates a mediation meeting with the owners some time in Second Quarter 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.    MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

(A)

Market Information

There is no market for transactions related to shares of the Company's common stock.  Private sales or transfers are permitted under the respective state and Federal securities laws, subject to compliance with exemptions set forth under the respective statutory guidelines.  No estimate can be made of the viability of this secondary market.

Dividend Policy

Any payment of cash dividends will depend upon the Company's financial condition, results of operations, capital requirements and other factors and will be at the discretion of the Board of Directors. The Company does not anticipate paying cash dividends on its common stock in the foreseeable future. Furthermore, the Company may incur additional indebtedness that may severely restrict or prohibit the payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the 100,000,000.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0

Equity compensation plans not approved by security holders	0

Total	0

(B) Holders

As of December 31, 2005, there were 29 shareholders.

(C) Dividends

Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. The Company has never paid cash dividends on its common stock. The Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of the Company's businesses.

Recent Sales of Unregistered Securities

None.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

The Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

The Company's had no net revenue for the years ended December 31, 2005 and 2004.

Operating expenses consisting primarily of professional fees which decreased from $194,472 for the year ended December 31, 2004 to $156,839 for the year ended December 31, 2005.  Interest expense decreased from $116,576 for the year ended December 31, 2004 to $96,301 for the same period ended December 31, 2005.  These decreases were primarily related to approximately $30,000 of interest expense recorded in 2004 for the amortization of the beneficial conversion factor for notes issued in 2003.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, and has experienced  no  significant   change  in  liquidity  or  capital  resources  or stockholder's  equity.  The Company's balance sheet as of December 31, 2005, reflects a current asset value of $14,863, and a total asset value of $14,863.

The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital  will be  further  depleted  by the  operating  losses  (if  any) of the business entity which the Company may eventually acquire.
Need for Additional Financing
The Company has experienced operating losses since inception as a result of efforts to acquire capital and use that capital to acquire radio stations.  The Company expects that it will achieve profitability and positive cash flows in the future if it can successfully raise capital and acquire an operating business.  The Company's plans in regard to this are to increase revenues by acquiring profitable radio stations and substantially reduce the cost of professional fees and obtain capital through the sale of stock.  There can be no assurance that the Company will ever achieve or sustain profitability or positive cash flow from its operations, reduce expenses or sell common stock.  To date, the Company has funded its activities primarily through private issuances of mandatorily convertible and redeemable debt offerings.

ITEM 7.    FINANCIAL STATEMENTS.

To the Board of Directors and Stockholders
American Radio Empire, Inc.:

We have audited the accompanying balance sheets of American Radio Empire, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from December 9, 1998 (Inception) through December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended and for the period from Inception through December 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company has incurred operating losses since inception and has a deficit of stockholders' equity of $829,243, which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 10.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

HELIN, DONOVAN, TRUBEE & WILKINSON, LLP

/s/ Helin, Donovan, Trubee & Wilkinson, LLP

Austin, Texas
March 31, 2006

AMERICAN RADIO EMPIRE, INC.

(A Development Stage Company)

BALANCE SHEETS

As of December 31, 2005 and 2004

	2005
		2004

ASSETS

Current Assets

Cash	$
	6,873
  $
		5,592

Prepaid expenses	7,990
		-

TOTAL ASSETS	$ 14,863
		$ 5,592

  LIABILITIES AND
STOCKHOLDERS' DEFICIT

Liabilities

Current Liabilities

Accounts payable	$
	57,246
  $
		53,952

Accrued interest payable
	132,420

		78,254

Convertible notes payable (net of discounts of $77,373 and $69,392 for the periods ending December 31, 2005 and 2004, respectively)	476,627
		295,608

Derivative liability, embedded derivatives and beneficial conversion feature	172,813
		144,287

       Other
liabilities	5,000
		5,000

Total liabilities	$
	844,106
  $
		577,101

Stockholders' deficit

       Common
stock, $0.001 par value, 100 million shares

authorized, 5,200,000 and 3,900,000 issued and outstanding at

December 31, 2005 and 2004, respectively	5,200
		3,900

Additional paid-in capital	(7,483)
		5,685

Deficit accumulated during the development stage	(826,960)
		(581,094)

Total stockholders' deficit	(829,243)
		(571,509)

  TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$ 14,863
		$ 5,592

See accompanying notes and independent
auditors' report.

AMERICAN RADIO EMPIRE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005 and 2004, and

the Period from December 9, 1998 (Inception) Through December 31, 2005

	2005

		2004

  From December 9, 1998 (Inception) Through December 31,
			2005

REVENUES
  $
	-

  $
		-

  $
			-

  OPERATING
EXPENSES

Bank fees	491
		127
			1,232

Communications	-
		82
			5,332

Professional fees	156,839

		194,472
			548,699

Travel, meals and entertainment	2,215
		2,715

			14,690

Vehicle costs	-
		442
			8,885

Office supplies	203
		124
			1,289

Other expenses
	9,817

		4,315

			16,981

Total operating expenses
	169,565

		202,277

			597,108

OTHER (INCOME) EXPENSES

Interest expense	96,301
		116,576
			249,852

Loss (Gain) on fair value of derivative liabilities	(20,000)
		-
			(20,000)

Total other (income) expenses	76,301
		116,576
			229,852

  LOSS BEFORE
INCOME TAXES
	(245,866)

		(318,853)

			(826,960)

Income tax expense
	-

		-

			-

NET LOSS
	$ (245,866)

		$ (318,853)

			$ (826,960)

  Basic and diluted
loss per share:	$ (0.07)
		$ (0.08)

			$ (0.25)

  Weighted average
common shares outstanding:

Basic and fully diluted	3,487,123
		3,900,000

			3,260,677

See accompanying notes and independent
auditors' report.

AMERICAN RADIO EMPIRE, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2005 and 2004, and

the Period from December 9, 1998 (Inception) Through December 31, 2005

   Common
	Stock

			Additional Paid-In Capital

   Deficit
				Accumulated During Development Stage

					Total

	Shares

		Amount

  Initial capital
contribution (at $0.000215 per share)
	3,025,000
  $
		3,025
  $
			(2,375)
  $
				-
  $
					650

Capital contributions	-
		-
			185
				-
					185

  Issuance of common
stock for service
	875,000
		875
			7,875
				-
					8,750

Net loss from December 9, 1998 (inception) through

December 31, 2003
	-

		-

			-

				(262,241)

					(262,241)

  Balance at December
31, 2003
	3,900,000
		3,900
			5,685

				(262,241)
					(252,656)

Net loss
	-

		-

			-

				(318,853)

					(318,853)

  Balance at December
31, 2004
	3,900,000
		3,900
			5,685

				(581,094)
					(571,509)

Return and cancellation of common stock
	(500,000)
		(500)

			(4,500)
				-
					-

Acquisition of Stone Field Management, Inc.	1,800,000
		1,800
			(13,668)
				-
					(11,868)

Net loss
	-

		-

			-

				(245,866)

					(245,866)

  Balance at December
31, 2005
	5,200,000

		$ 5,200

			$ (7,483)

				$ (826,960)

					$ (829,243)

See accompanying notes and independent
auditors' report.

AMERICAN RADIO EMPIRE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005 and 2004, and

the Period from December 9, 1998 (Inception) Through December 31, 2005

	2005

		2004

  From December 9, 1998 (Inception) Through December 31,
			2005

  CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$ (245,866)
		$ (318,853)
			$ (826,960)

Adjustments to reconcile net income to net cash provided by operating activities:

Consulting fees paid through issuance of note	-
		-
			35,000

Consulting fees paid through issuance of common stock	-
		-
			8,750

Loss (gain) on fair value of derivative liability	(20,000)
		-
			(20,000)

Non-cash interest expense added to derivative liability	10,726
		15,287
			26,013

Amortization of note discount	29,819
		59,608
			89,427

Increase in prepaid expenses	(7,990)
		-
			(7,990)

(Decrease) increase in accounts payable	(8,574)
		24,351
			45,378

Increase in accrued interest payable	54,166
		41,278
			132,420

Increase in other liabilities	-

		-

			5,000

  NET CASH USED BY
OPERATING ACTIVITIES
	(187,719)
		(178,329)

			(512,962)

  CASH FLOWS FROM
FINANCING ACTIVITIES

Issuance of convertible notes and derivative liabilities
	189,000
		183,800

			519,000

Contributions of capital	-

		-

			835

  NET CASH
PROVIDED BY FINANCING ACTIVITIES	189,000

		183,800

			519,835

NET INCREASE IN CASH	1,281
		5,471
			6,873

  CASH AT BEGINNING
OF PERIOD	5,592

		121

			-

  CASH AT END OF
PERIOD	$ 6,873

		$ 5,592

			$ 6,873

  SUPPLEMENTAL
DISCLOSURE

Income taxes paid	$
	-
  $
		-

  $
			-

Interest paid	$
	-
  $
		-

  $
			-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Accounts payable assumed in exchange for common stock	$ 11,868
  $
		-
			$ 11,868

Discount on notes payable	$ 37,800
		$ 21,000
			$ 166,800

Cancellation of common stock to paid in capital	$ 500
  $
		-
			$ 500

See accompanying notes and independent
auditors' report.

American Radio Empire, Inc.
Notes to Financial Statements
December 31, 2005 and 2004

Note 1 - Nature of Business

American Radio Empire, Inc. (the "Company"), a Wyoming corporation formerly known as Stone Field Management Company, Inc.,  has a business plan to acquire, consolidate and operate small market radio stations in specific geographic regions of the United States of America.  To date, the Company has not begun operations or acquired radio stations.  When operations begin, the Company will be regulated by the Federal Communications Commission.

Effective December 31, 2005 pursuant to an Agreement and Plan of Merger dated as of December 15, 2005,  the American Radio Empire, Inc., a Nevada corporation ("ARE"), completed a merger with the Company pursuant to which ARE merged with and into the Company.

Development Stage Company

The Company is a development stage company, as defined in the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 7.  The Company is devoting substantially all of its present efforts in securing and establishing a new business, and although planned operations have commenced, no revenue has been realized.

Note 2 - Significant Accounting Policies

Basis of Accounting

These financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America whereby revenues are recognized in the period earned and expenses when incurred.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers short-term investments, which may be withdrawn at any time without penalty, and restricted cash, which will become available within one year from the date of the financial statements, to be cash equivalents.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be recovered.

American Radio Empire, Inc.
Notes to Financial Statements
December 31, 2005 and 2004

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Financial Instruments and Credit Risk

Financial instruments that potentially subject the Company to credit risk include cash and cash equivalents.  Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk.  Although the balances in theses accounts exceed the federally insured limit from time to time, the Company has not incurred losses related to these deposits. Cash equivalents consist of money market accounts and are typically held in accounts with investment brokers or banks which are secured with high quality short maturity investment securities. The amounts reported for cash and cash equivalents, notes payable, accounts payable and accrued liabilities are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature.

Loss per common share

Basic loss per share is based on the weighted effect of common shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period.  Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

Incremental common shares attributable to the exercise of outstanding warrants of 374,786 and 613,243 shares as of December 31, 2004 and December 31, 2005, respectively were excluded from the computation of diluted loss per share because the effect would be anti-dilutive.  As of December 31, 2004 and December 31, 2005, there were outstanding convertible notes to purchase approximately 560,317 and 866,263, respectively, shares of common stock that were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.  See Notes 3 and 4 for further discussion.

Convertible Debt

The convertible debt and the related warrants have been accounted for in accordance with Emerging Issues Task Force (EITF) No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF 00-27, "Application of issue 98-5 to Certain Convertible Instruments", EITF 05-02 "Meaning of ‘Conventional Convertible

American Radio Empire, Inc.
Notes to Financial Statements
December 31, 2005 and 2004

Debt Instrument' in Issue No. 00-19", and EIFT 05-04 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19".

Derivative Financial Instruments

The Company accounts for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are recorded as liabilities in the consolidated balance sheet, measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, management estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

The value of the derivative liabilities relating to the Convertible Note in the financial statements are subject to the changes in the trading value of common stock and other assumptions. As a result, our quarterly financial statements may fluctuate from quarter to quarter based on factors, such as the trading value of common stock, the amount of shares converted by Convertible Debt Holders in connection with the Convertible Notes and warrants. Consequently, financial position and results of operations may vary from quarter to quarter based on conditions other than operating revenues and expenses. See Note 4 regarding valuation methods used for derivative liabilities.

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as of December 31, 2005 were not designated as hedges.

Note 3 - Convertible Notes and Warrants

Manditorily Convertible Notes

In 2003, the Company executed a series of manditorily convertible notes (Notes) totaling $225,000 with individuals.  The terms of these Notes included fixed interest of 12% per year, principal and interest due between January and December 2004 and a mandatory conversion feature for all unpaid principal and interest, contingent upon the Company becoming a recognized publicly traded company.  The conversion rate is the lesser of $0.80 per common share or 80% of the average trading value per common share during the first 30 trading days.  Each Note holder also received a warrant to purchase one share of common stock for every dollar of promissory notes purchased, for a total of 225,000 additional shares, at $1 per share.  The warrants expire four years after the initial registration statement.  Additionally, for any note holder that purchased at least $100,000 of these Notes, the holder acquired the right to convert each $100,000 of notes into 5% of the common shares of the Company.  One note purchaser qualified by buying $100,000 of these Notes.  This resulted in a charge to other expenses of $56,000 for the additional shares which would be required to increase the shareholder's ownership percentage to 5%.  In 2005, 500,000 shares of stock were cancelled, reducing the total shares of stock outstanding.  This resulted in a decrease in the conversion liability for the note holder who purchased $100,000 in notes of $20,000 and an increase in other income of $20,000.

The Notes are hybrid instruments which contains both freestanding derivative financial instrument and more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The freestanding derivative financial instruments include the warrant, which was valued individually,

American Radio Empire, Inc.
Notes to Financial Statements
December 31, 2005 and 2004

and was determined to have only a nominal value, as such not amount has been assigned to such warrants.  The embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the host debt contract, referred to as the "Single Compound Embedded Derivative".  The single compound embedded derivative features include the conversion feature within the Notes, and the right to convert each $100,000 of noted into 5% of the common stock outstanding on the date of conversion . The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Notes of approximately $45,000.  The unamortized discount will be amortized to interest expense using the effective interest method over the life of the Notes, or twelve months.  During 2004 the Company amortized $23,088 of these discounts.  The discount was fully amortized as of December 31, 2004.

Redeemable Convertible Notes

In 2004 and 2005, the Company executed a series of redeemable convertible notes (Redeemable Notes) totaling $294,000 with individuals.  The terms of these Redeemable Notes included fixed interest of 12% per year, principal and interest due between April 2005 and December 2006.  If unpaid at maturity, the holders my convert the balance of their Redeemable Notes and accrued interest into common stock.  The conversion rate is the lesser of $0.80 per common share or 80% of the average trading value per common share during the first 30 trading days.  Each Note holder also received a warrant to purchase one share of common stock for every dollar of promissory notes purchased, for a total of 294,000 additional shares, at $1 per share.  The warrants expire four years after the initial registration statement.

The Redeemable Notes are hybrid instruments which contain both a freestanding derivative financial instrument and an embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The freestanding derivative financial instruments include the warrants, which were valued individually, and were determined to have only a nominal value, as such no value has been assigned for the warrants.  The single compound embedded derivative feature is the conversion feature within the Redeemable Notes.  The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Redeemable Notes of approximately $58,800. The unamortized discount will be amortized to interest expense using the effective interest method over the life of the Redeemable Notes, or twelve months.  During 2005 and 2004, the Company amortized $29,819 and $7,608, respectively, of these discounts.

Warrants

The warrants issued along with the Notes and the Redeemable Notes were valued at zero using a Black-Scholes valuation model, risk free interest rate of 4%; dividend yield of

American Radio Empire, Inc.
Notes to Financial Statements
December 31, 2005 and 2004

0%; an expected life of warrants of 4 years; and a 60% volatility factor.  The volatility factor was determined as an average of comparable public companies.

Embedded Derivatives

Using the intrinsic value, a 20% discount from market price for the conversion feature which was determined to be the maximum value,  the fair value of the conversion feature embedded derivates within the Notes was computed at $45,000 and within the Redeemable Notes was computed at $58,800 as of December 31, 2005 and 2004, respectively.

Convertible Notes Payable at December 31, 2004 and 2005

	2004	2005
Other notes	$35,000	$225,000
Notational balances of Manditorily

Convertible Notes Payable	225,000	225,000
Notational balances of Redeemable

Notes Payable	294,000	105,000
Adjustments:

Unamortized discount	(77,373)	(69,392)
Convertible Notes balance, net of unamoritized discount	$476,627	$ 295,608

The fair value of the embedded derivatives are as follows:

Manditorily Convertible Notes	$ 81,000
Redeemable Notes	58,800
Accrued Interest Conversion Discount	33,013
$ 172,813

Convertible Note Payable

The Company executed a note in 1999 in exchange for services rendered by a consultant.  This $35,000 note bears interest at 18% and is due on demand.  The note has a conversion feature whereby the holder can choose to convert all of the outstanding principal and interest into common stock.  The note holder agreed to accept 50,000 shares

American Radio Empire, Inc.
Notes to Financial Statements
December 31, 2005 and 2004

of common stock within 60 days of the Company becoming a recognized publicly traded company in full settlement for the principal amount.  Additional shares of common stock will be issued for accrued interest by dividing the interest accrued by the stock price at the date of conversion.

Note 5 - Commitments and Contingencies

The Company will be subjected to various claims and liabilities in the ordinary course of business.  The Company intends to maintain various forms of insurance that the Company's management believes are adequate to reduce the exposure to these risks to an acceptable level.

The Company executed an agreement in 2003 to purchase two radio stations, for $400,000 of common stock (number of shares to be determined on the day of Closing based on market value of common stock on that date) plus $375,000 cash.  An additional $25,000 was to be paid to the sellers in exchange for a non-compete agreement.  This agreement was contingent on the registration of common stock and the Company obtaining the additional cash resources (Note 9).

In May 2004, the Company filed a petition in a court of competent jurisdiction against the owners of those two radio stations.  The litigation arose out of the Asset Purchase Agreement that the Company executed with the owners in October 2003, for the purchase of those stations. After the execution of the Asset Purchase Agreement, a dispute arose between the Company and the owners. The Company believes that the owners violated the Asset Purchase Agreement by failing to provide necessary information on a timely basis and by failing to cooperate with the Company's efforts to complete the acquisition.  The Company's petition seeks specific performance of the agreement as well as damages for breach of contract and attorneys' fees.

The owners have filed a counterclaim that denies the enforceability of the Asset Purchase Agreement and requested that the court declare it unenforceable or, in the alternative, determine that the Company fraudulently induced them to sign it. The Company anticipates a mediation meeting with the owners before the end of 2006.

During 2004, the Company entered into two non-binding agreements for the purchase of a total of 5 radio stations. To date, no further agreements have been signed in connection with these acquisitions.

Note 6 - Other Liabilities

The Company received $5,000 from an individual in 1999 as part of an agreed upon investment.  The individual has not fully invested the agreed amount and the Company intends to either repay the amount with interest or issue common stock in settlement of this liability in the future.

American Radio Empire, Inc.
Notes to Financial Statements
December 31, 2005 and 2004

Note 7 - Related Party Transactions

An individual who is an officer and shareholder of the Company provides facilities and other operating costs for the Company without reimbursement.  That individual has an employment agreement with the Company that requires payment of a salary with a set progression of annual raises, medical insurance and a vehicle for business use in exchange for management services.  To date, the Company has not provided this compensation.  This individual has forgone claims to this compensation and therefore it has not been accrued as a liability as of December 31, 2004 and 2005.  In 2003, the Company executed a consulting agreement with this shareholder that provides for payment of consulting fees and reimbursement of expenses.  Approximately $135,000 and $165,000 have been paid under this agreement during 2004 and 2005, respectively.  As of December 31, 2005, prepaid consulting fees of approximately $8,000 has been paid to this individual.

During 2005 the company entered into consulting agreement with six investors to provide consulting services including software development, marketing, real estate development, and engineering in 2006.  The investors agreed to receive compensation for the consulting agreements is in the form of restricted common stock of 75,000 shares which will be issued in 2006 upon completion of the agreed upon services.

Note 8 - Income Taxes

At December 31, 2004 and December 31, 2005, the Company has net operating loss carry-forwards of approximately $637,000 and $883,000, respectively, which may be offset against future taxable income.  The operating loss carry forwards expire between 2019 and 2023.  The remaining tax benefit of approximately $300,000 has not been reported in these financial statements because the Company believes that there is at least a 50% chance that the carry forwards will expire unused.  Accordingly, the tax benefit has been offset by a valuation allowance of the same amount.

Note 9 - Common Stock

During 2005, 500,000 shares were returned to the Company and were cancelled in connection with the termination of a consulting agreement.

During 2005, and as part of the acquisition discussed in Note 11, the sole shareholder of Stone Field Management Company, Inc. returned 800,000 shares of common stock and they were cancelled.

Note 10 - Liquidity and Capital Resources

The Company has experienced operating losses since inception as a result of efforts to acquire capital and use that capital to acquire radio stations.  The Company expects that it will achieve profitability and positive cash flows in the future if it can successfully raise capital and acquire an operating business.  The Company's plans in regard to this are to increase revenues by acquiring profitable radio stations and substantially reduce the cost of professional fees and obtain capital through the sale of stock.  There can be no assurance that the Company will ever achieve or sustain profitability or positive cash flow from its operations, reduce expenses or sell common stock.  To date, the Company

American Radio Empire, Inc.
Notes to Financial Statements
December 31, 2005 and 2004

has funded its activities primarily through private issuances of manditorily convertible and redeemable debt offerings (Note 3).

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the ultimate outcome of these matters.

Note 11 - Acquisition

On December 31, 2005, the Company completed a recapitalization in the form of a "reverse merger" transaction with Stone Field Management Company, Inc., a publicly traded Wyoming corporation ("Stone Field").  Stone Field exchanged one share of common stock for each of the 3,400,000 shares of ARE common stock that were issued and outstanding as of the merger date.  In addition, the Company issued 1,600,000 shares of common stock to a third party as compensation for brokering this transaction and the holder of the pre-merger shares of common stock of Stone Field, returned 800,000 common shares which were cancelled with the remaining shareholders retaining 200,000 shares of common stock.  After the merger, a total of 5,200,000 shares of common stock were issued and outstanding.  The name of Stone Field was changed to American Radio Empire, Inc.

For financial reporting purposes, ARE is deemed to be the acquirer in the reverse merger transaction. Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements are those of ARE and are recorded at the historical cost basis of ARE.

In the merger, the Company acquired no assets and liabilities totaling approximately $11,000.  The merger was recorded as an acquisition and the liabilities were recognized with an offset to common stock and additional paid in capital.

Since Stone Field transactions are not material to the financial statements for the periods presented and the amounts in the financials statements reflect the history of American Radio Empire, the pro forma statement of operation and balance sheet are not presented.

Note 12 - Subsequent Events

During 2006 the company entered into consulting agreement with four investors to provide consulting services including software development and marketing.  The investors compensation for the consulting agreements is in the form of restricted common stock of 45,000 shares.

ITEM 8A.    CONTROL AND PROCEDURES

As required by SEC rules, we have evaluated the
effectiveness of the design and
operation of our  disclosure  controls and  procedures  at
the end of the period
covered by this report.  This  evaluation was carried out under the supervision
and with the participation of our management,  including our principal executive
officer  and  principal  financial  officer.  Based
on this  evaluation,  these
officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial  reporting or in other factors that have materially affected,  or are reasonably  likely to materially  affect,  our internal
control over  financial
reporting.

Disclosure  controls and procedures are our controls and other procedures  that
are designed to ensure that  information  required to be
disclosed by us in the
reports that we file or submit  under the  Exchange Act is recorded, processed,
summarized  and reported,  within the time periods  specified in the SEC's rules
and forms.  Disclosure  controls and  procedures  include,
without  limitation,
controls  and  procedures  designed  to ensure that
information  required to be
disclosed  by us in  the  reports  that  we  file
under  the  Exchange  Act  is
accumulated and communicated to our management,  including  principal executive
officer  and  principal  financial  officer,  as
appropriate,  to allow  timely
decisions regarding required disclosure.

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name
Age
Current Position/Office
Position Held Since

Dain Schult
52
Chairman, President/CEO, Treasurer, Director
December 31, 2005

Sherry Schult
54
Secretary
December 31, 2005

Herb Neu
64
Chief Operating Officer - Southeastern Division
December 31, 2005

Harry Hedges
59
Chief Operating Officer - Southwestern Division
December 31, 2005

Dain Schult - Chairman, President/CEO:  Mr. Dain Schult has served as a Director, Chairman, President/Chief Executive Officer and Treasurer of American Radio since 1998. He is a broadcast veteran of over 38 years in the radio industry. He created Radioactivity, Inc. (as Founder and President March 1977-September 1996), a full-service radio broadcast consultancy and personally consulted over 150 stations around the country.  Mr. Schult participated in the turnaround of numerous radio stations, created turn-key management services for new station owners, conducted station appraisals and market analysis projects for sellers and buyers, assisted as broker, buyer's agent, buyer or seller on over 120 station transactions and developed specific music formats for on-air use by client stations.  He was Chief Operating Officer for Sunbelt Radio Group, Inc., (September 1989-May 1991) a radio station group of up to 15 stations created to acquire and operate radio stations along the Texas-Mexico border.  He was founder and CEO for TexRock Radio, Inc. (March 1995-October 1998), a Texas-based group of 71 stations.  Mr. Schult later created and served as Chairman and CEO of American Communications Enterprises, Inc. (December 1998-September 2000). From September 2000 until the present, Mr. Schult has devoted the bulk of his time to American Radio. During that time, he has occasionally provided broadcast consulting services to third parties. He is a graduate of Georgia State University, Atlanta, GA, and a published author.  His published works include "The Radio Guide", "Nashville, Chattanooga & St. Louis - A History of the Dixie Line," "Grandpa's Road" and "Roll Away The Stone."

Herb Neu - Chief Operating Officer - Southeastern Division:  Mr. Neu serves currently as a Director and as our COO - Southeastern Division.  He has served as a manager of several different radio station groups, as well as VP/Midwest Sales Manager for ABC FM Radio Network Spot Sales (September 1969-January 1971), General Manager of Programming and Marketing Operations of CNN Radio Network (March 1982-November 1986), VP/Sales for Impact Resources Research (1988-1992) and President/Publisher of OTC Publishing (1994-Present).  In his over 40 years in media, he has experience in dealing with national and regional advertising, successfully working with advertising agencies and media buyers across the country.

Harry H. Hedges, III - Chief Operating Officer - Southwestern Division:  As a Director and COO of our Southwestern Division, Mr. Hedges brings over 30 years of experience in the radio broadcasting industry.  Prior to American Radio's formation, Mr. Hedges was Senior Vice-President/Regional Manager for Equicom, Inc. (October 1997-October 1999).  Since October 1999, Mr. Hedges has split his professional time between providing broadcast consulting services and providing contractor services.  Additionally he served as an associate consultant with Radioactivity, Inc. (May 1992-October 1997), and founded Hedges and Associates (February 1990-August 1996), a sales and marketing company to market Western and Southwestern clothing and accessories. Previously, Mr. Hedges held various general manager, sales and promotion manager, account executive, and news reporter/copy writer positions at several stations in Texas.

Sherry Schult - Secretary:  Ms. Schult has served as American Radio's secretary and as a Director since its formation in 1998.  Since 1988, Ms. Schult has owned and operated the TYFG Company, which manufactures and markets motivational dolls.

Employment Agreements

Mr. Schult currently serves at a
initial annual salary of $137,500 per annum pursuant to a five-year employment agreement dated December 15, 2000 that has been extended until December 15, 2008. The employment agreement also provides for a monthly vehicle allowance of $550, for reimbursement of business related expenses, and for bonuses as may be determined in the sole discretion of the Board of Directors.  Through the date of this Report, Mr. Schult had accrued approximately $275,000 in unpaid salary for the years 2001 and 2002.  In light of our cash flow shortage, Mr. Schult orally agreed, beginning in 2003, to accept consulting payments of $10,000 per month and reimbursement of expenses in lieu of compensation under his Employment
Agreement.  In connection with the merger, Mr. Schult has waived any claim for unpaid compensation for the years 2001, 2002, 2003, 2004 and 2005 under his Employment Agreement.

Mr. Schult currently devotes one-hundred percent (100%) of his professional time to American Radio.

Ms. Sherry Schult currently serves as American Radio's Secretary.  Ms. Schult does not receive any cash remuneration for her services and does not have a written employment agreement.  Ms. Schult currently spends less than five (5) hours per month devoted to American Radio's business.  Ms. Schult and Mr. Schult are married.

We
have employed Mr. Neu at an annual salary of $100,000 per annum pursuant to a five-year employment agreement.  The employment agreement provides for a monthly vehicle allowance of $550, for reimbursement of business related expenses, and for bonuses as may be determined in the sole discretion of the Board of Directors.  Mr. Neu has agreed to delay the effectiveness of his Employment Agreement until American Radio, in its sole discretion, determines that it is financially feasible to employ Mr. Neu full time.  Until that time, Mr. Neu has agreed to make himself available to us to serve as divisional COO on a consulting basis.  Currently, Mr. Neu spends less than five (5) hours per month as a consultant on American Radio's business.

We
have employed Mr. Hedges at an annual salary of $87,500 per annum pursuant to a five-year employment agreement.  The employment agreement provides for a monthly vehicle allowance of $550, for reimbursement of business related expenses, and for bonuses as may be determined in the sole discretion of the Board of Directors.  Mr. Hedges has agreed to delay the effectiveness of his Employment Agreement until American Radio, in its sole discretion, determines that it is financially feasible to employ Mr. Hedges full time. Until that time, Mr. Hedges has agreed to make himself available to us to serve as divisional COO on a consulting basis.  Currently, Mr. Hedges spends less than five (5) hours per month as a consultant on American Radio's business.

While Messrs. Neu and Hedges are available for consultations on an as-needed basis (without charge), currently there are no written consulting agreements between them and American Radio.  The proposed Employment Agreements between American Radio and Messrs. Neu and Hedges do not go into effect until such time as their services are required by American Radio, and American Radio has the funds to pay for their services.

            Messrs. Schult, Hedges and Neu may, as the sole members of our Board of Directors, approve the issuance of shares of common stock and/or other American Radio securities to themselves in consideration of services they have and will provide.  American Radio does not currently compensate its directors for their services.

 Audit Committee Financial Expert

The functions of the Audit and Compensation Committee are: (i) to recommend the engagement of the Company's independent auditors and review with them the plan, scope and results of their audit for each year; (ii) to consider and review other matters relating to the financial and accounting affairs of the Company; and (iii) to review and recommend to the Board of Directors all compensation packages, including the number and terms of stock options, offered to officers and executive employees of the Company. The Company's entire board of directors serves as the Company's Audit Committee and as the Company's
Compensation Committee.

 Code of Ethics

We have adopted a "Code of Ethics for Directors, Officers and Employees", a code of ethics that applies to all employees, including our executive officers. A copy of our Code of Ethics for Directors, Officers and Employees will be filed with the Securities and Exchange Commission as Exhibit 14.1 to this Registration Statement.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth the aggregate annual remuneration of
Stone Field's Chief Executive Officer and the other executive officers for the fiscal years ending December 31, 2003, 2004 and 2005 (collectively, the "named executive officers"). All amounts are in U.S. dollars unless otherwise noted.

Annual Compensation
Long term compensation

Name and Principal Position
Year
Salary
Bonus
Other
Restricted
Options
  All Other
Compensation

Daniel Hodges, Former President
    2005

   0

   2004

   0

   2003

   0

Dain Schult, President/CEO/Treasurer
2005
N/A

2004
N/A

2003
N/A

  Sherry Schult,       Secretary

2005
N/A

2004
N/A

2003
N/A

Herb Neu, COO - Southeast
2005
N/A

2004
N/A

2003
N/A

Harry Hodges, COO - Southwest
2005
N/A

2004
N/A

2003
N/A

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth the beneficial ownership of Common Stock of the Company as of the date of this report for the following: (i) each person or entity who is known to the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock; (ii) each of the Company's Directors; (iii) the Company's Chief Executive Officer and each of the officers ("Named Officers") named in the Summary Compensation Table herein; and (iv) all Directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission ("SEC"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or dispositive power and also any shares that the individual has the right to acquire within sixty days of the Record Date through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and dispositive power (or shares such power) with respect to the shares shown as beneficially owned.

TITLE OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER
AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
PERCENT OF CLASS (1)

Common Stock
Dain L. Schult 13210 Kerrville Folkway Austin, Texas 78729
3,025,000 shares
60.2%

Common Stock
Herb Neu P.O. Box 20518 Tuscaloosa, Alabama 35402
187,500 shares
1.9%

Common Stock
Harry H. Hedges P.O. Box 1626 Mason, Texas 76856
187,500 shares
1.9%

Common Stock
  Sherry Schult
13210 Kerrville Folkway Austin, Texas 78729
3,025,000 shares*
60.2%

All Officers and Directors as a group
3,400,000 shares
64%

Total

3,400,000 shares
64%

*    Represents shares owned by Mr. Dain Schult.  Ms. Schult is deemed to be the beneficial owner of the shares that are owned by her spouse, Mr. Schult.

(1)    Based upon 5,200,000 shares outstanding as of December 31, 2005.

(B)    Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more that ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and
Exchange Commission and with any exchange on which the Company's securities are traded.
Officers, directors and persons owning more than ten percent of such securities are required by
Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act.  There was a change in control of the Company which occurred on December 31, 2005.  The new officers, directors and affiliates will be required to file these reports beginning in the 2006 fiscal year.
ITEM 12.    CERTAIN
RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.                                                           Description

Exhibit Number	Description

3	Articles of Incorporation*

3.1
Amended Articles of Incorporation*

3.2	Bylaws*

10.1
Agreement of Plan of Merger between Stone Field Management Company and American Radio Empire, Inc.*

31.1
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Incorporated by reference

(b) Reports on Form 8-K

The Company did not file any Form 8-Ks during the year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Amounts billed by
Helin, Donovan, Trubee & Wilkinson, LLP,  total $6,000 which is comprised of audit related fees for the year ended December 31, 2005.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RADIO EMPIRE, INC.

Dated: April 14, 2006

/s/ Dain Schult

Dain Schult, President, CEO and Treasurer

Exhibit 31.1

    Pursuant to the
    requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as
    amended,  provides the following certification.

         I,  Dain Schult, President, Chief Executive
 Officer, Treasurer and Director of American Radio Empire, Inc. ("Company"), certify that:

    1.

    I have reviewed this
annual report on Form 10-KSB of American Radio Empire, Inc.;

    2.

    Based on my knowledge,
    this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3.

    Based on my knowledge,
    the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual
    report;

    4.

    The other certifying
 directors and I am responsible for
    establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))  and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and
    15d-15(f) for the small business issuer and have:

    a.  Designed such
    disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;
b.  Designed
    such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.
c.  Evaluated
    the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and
d.  Disclosed in
    this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fiscal year that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.
    The other certifying
 directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's
    auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.
    All significant
    deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the
    Company's ability to record, process, summarize and report financial data;
    and

b.
    Any fraud, whether or
    not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: April 14, 2006

/s/ Dain Schult

Dain Schult, President, CEO, Treasurer and Director

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of
AMERICAN RADIO EMPIRE, INC. on Form 10-KSB for the year ending December 31, 2005, as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I,
Dain Schult, President, CFO and Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1)
the Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Dain Schult

Dain Schult, President, CEO and Treasurer
April 14, 2006