Form 10QSB
period 2006-03-31
STONE FIELD MANAGEMENT CO
filed 2006-05-17
CIK 1101922

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2006

  OR

 (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to _________

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

                         YES       X                                         NO

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act).

                         YES                                                NO        X

The number of shares outstanding of the Company's no par common stock as of March 31, 2006 was 82,305,215.

Traditional Small Business Disclosure Format:

                          YES                                                  NO        X

CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition

               and Results of Operations

Item 3.   Controls and Procedures

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN RADIO EMPIRE, INC.

FINANCIAL STATEMENTS

(Unaudited)

For the Periods Ended March 31, 2006 and 2005

TABLE OF CONTENTS

                                                                                                                                                                   PAGE

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Financial Statements	F-4

AMERICAN RADIO EMPIRE, INC.

(A Development Stage Company)

BALANCE SHEETS

As of March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005

ASSETS
Current Assets
Cash	$ 353	$ 6,873
Prepaid expenses	11,120	7,990

TOTAL ASSETS	$ 11,473	$ 14,863

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

Current Liabilities
Accounts payable	$ 67,661	$ 57,246
Accrued interest payable	149,823	132,420
Convertible notes payable (net of discounts of $20,419 and $21,373 for the periods ending March 31, 2006 and December 31, 2005, respectively)	520,081	476,627
Derivative liabilities, embedded derivatives and beneficial conversion feature	184,793	172,813
Other liabilities	5,000	5,000

Total liabilities	$ 927,358	$ 844,106

Stockholders' deficit

Common stock, $0.001 par value, 100 million shares
authorized, 5,200,000 issued and outstanding at
March 31, 2006 and December 31, 2005, respectively	5,200	5,200
Additional paid-in capital	(7,483)	(7,483)
Deficit accumulated during the development stage	(913,602)	(826,960)

Total stockholders' deficit	(915,885)	(829,243)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 11,473	$ 14,863

See accompanying notes.

AMERICAN RADIO EMPIRE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2006 and 2005, and

	Three months ended		From December 9, 1998 (Inception) Through March 31, 2006
	March 31, 2006	March 31, 2005

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

Bank fees	84	131	1,316
Communications	1,271	-	6,603
Professional fees	50,785	34,795	599,484
Travel, meals and entertainment	627	832	15,317
Vehicle costs	2,559	-	11,444
Office supplies	179	8	1,468
Registration and licensing	600	-	600
Other expenses	200	-	17,181

Total operating expenses	56,305	35,766	653,413

OTHER (INCOME) EXPENSES
Interest expense	30,337	19,873	280,189
(Gain)/Loss on fair value of derivatives	-	-	(20,000)

LOSS BEFORE INCOME TAXES	(86,642)	(55,639)	(913,602)

Income tax expense	-	-	-

NET LOSS	$ (86,642)	$ (55,639)	$ (913,602)

Basic and diluted loss per share:	$ (0.02)	$ (0.01)	$ (0.27)

Weighted average common shares outstanding:
Basic and fully diluted	5,200,000	3,900,000	3,327,550

See accompanying notes.

AMERICAN RADIO EMPIRE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2006 and 2005

	Three months ended		From December 9, 1998 (Inception) Through March 31, 2006
	March 31, 2006	March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (86,642)	$ (55,639)	$ (913,602)
Adjustments to reconcile net loss to net cash provided by operating activities:
Consulting fees paid through issuance of note	-	-	35,000
Consulting fees paid through issuance of common stock	-	-	8,750
Loss (gain) on fair value of derivative liability	-	-	(20,000)
Non-cash interest expense added to derivative liability	3,480	2,275	29,493
Amortization of note discount	9,454	5,867	98,881
Increase in prepaid expenses	(3,130)	(557)	(11,120)
(Decrease) increase in accounts payable	10,415	(1,511)	55,793
Increase in accrued interest payable	17,403	11,731	149,823
Increase in other liabilities	-	-	5,000

NET CASH USED BY OPERATING ACTIVITIES	(49,020)	(37,834)	(561,982)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible notes and derivative liabilities	42,500	33,500	561,500
Contributions of capital	-	-	835

NET CASH PROVIDED BY FINANCING ACTIVITIES	42,500	33,500	562,335

NET INCREASE (DECREASE) IN CASH	(6,520)	(4,334)	353

CASH AT BEGINNING OF PERIOD	6,873	5,592	-

CASH AT END OF PERIOD	$ 353	$ 1,258	$ 353

SUPPLEMENTAL DISCLOSURE

Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Accounts payable assumed in exchange for common stock	$ -	$ -	$ 11,868
Discount on notes payable	$ 8,500	$ 6,700	$ 175,300
Cancellation of common stock to paid in capital	$ -	$ -	$ 500

See accompanying notes.

American Radio Empire, Inc.

Notes to Financial Statements

Note 1 – Basis of Accounting and  Nature of Business

Nature of the Business

American Radio Empire, Inc. , a Wyoming corporation formerly know as Stone Field Management Company, Inc., has a business plan to acquire, consolidate and operate small market radio stations in specific geographic regions of the United States of America.  To date, the Company has not begun operations or acquired radio stations.  When operations begin, the Company will be regulated by the Federal Communications Commission.

Effective December 31, 2005 pursuant to an Agreement and Plan of Merger dated as of December 15, 2005,  the American Radio Empire, Inc., a Nevada corporation (“ARE”), completed a merger with the Company pursuant to which ARE merged with and into the Company.

Development Stage Company

The Company is a development stage company, as defined in the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 7.  The Company is devoting substantially all of its present efforts in securing and establishing a new business, and although planned operations have commenced, no revenue has been realized.

Basis of Accounting:

The accompanying unaudited condensed consolidated financial statements of American Radio Empire, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2006. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair statement of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal recurring nature. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

American Radio Empire, Inc.

Notes to Financial Statements

Note 2 - Significant Accounting Policies

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

Incremental common shares attributable to the exercise of outstanding warrants of 503,599 and 670,002 shares as of March 31, 2005 and March 31, 2006, respectively, were excluded from the computation of diluted loss per share because the effect would be anti-dilutive.  As of March 31, 2005 and March 31, 2006, there were outstanding convertible notes to purchase approximately 523,429 and 939,154, respectively, shares of common stock that were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.  See Note 3 for further discussion.

Convertible Debt

The convertible debt and the related warrants have been accounted for in accordance with Emerging Issues Task Force (EITF) No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, EITF 05-02 “Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19”, and EIFT 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19”.

American Radio Empire, Inc.

Notes to Financial Statements

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

The value of the derivative liabilities relating to the Convertible Note in the financial statements are subject to the changes in the trading value of common stock and other assumptions. As a result, our quarterly financial statements may fluctuate from quarter to quarter based on factors, such as the trading value of common stock, the amount of shares converted by Convertible Debt Holders in connection with the Convertible Notes and warrants. Consequently, financial position and results of operations may vary from quarter to quarter based on conditions other than operating revenues and expenses. See Note 3 regarding valuation methods used for derivative liabilities.

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as of December 31, 2005 were not designated as hedges.

Note 3 - Convertible Notes and Warrants

Manditorily Convertible Notes

The manditorily convertible notes are hybrid instruments which contains both a freestanding derivative financial instruments and more than one embedded derivative feature which would individually

American Radio Empire, Inc.

Notes to Financial Statements

warrant separate accounting as derivative instruments under SFAS 133. The freestanding derivative financial instruments include the warrants, which was valued individually, and was determined to have only a nominal value, as such no amount has been assigned to such warrants.  The embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the "Single Compound Embedded Derivatives".  The single compound embedded derivative features include the conversion feature within the Notes, and the right to convert each $100,000 of notes into 5% of the common stock outstanding on the date of conversion. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Notes of approximately $45,000 which has been fully amortized.

Redeemable Convertible Notes

In 2004, 2005, and 2006 the Company executed a series of redeemable convertible notes (Redeemable Notes) totaling $336,500 with individuals.  The terms of these Redeemable Notes included fixed interest of 12% per year, principal and interest due between April 2005 and December 2006.  If unpaid at maturity, the holders my convert the balance of their Redeemable Notes and accrued interest into common stock.  The conversion rate is the lesser of $0.80 per common share or 80% of the average trading value per common share during the first 30 trading days.  Each Note holder also received a warrant to purchase one share of common stock for every dollar of promissory notes purchased, for a total of 336,500 additional shares, at $1 per share.  The warrants expire four years after the initial registration statement.  During the three months ended March 31, 2006 and 2005, the Company issued convertible notes of $42,500 and $33,500, respectively.

The Redeemable Notes are hybrid instruments which contains both a freestanding derivative financial instrument and an embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The freestanding derivative financial instruments include the warrants, which were valued individually, and were determined to have only a nominal value, as such no value has been assigned for the warrants.  The single compound embedded derivative feature is the conversion feature within the Redeemable Notes.  The value of the conversion feature was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Redeemable Notes of approximately $67,300. The unamortized discount will be amortized to interest expense using the effective interest method over the life of the Redeemable Notes, or twelve months.  During the three months ended March 31, 2006 and 2005 respectively, the Company amortized $9,454 and $5,687, respectively, of these discounts.

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

Embedded Derivatives

Using the intrinsic value, a 20% discount from market price for the conversion  feature, which was determined to be the maximum value,  the fair value of the conversion feature embedded derivatives within the Notes was computed at $67,300 and within the Redeemable Notes was computed at $58,800 as of March 31, 2006 and December 31, 2005, respectively.

Convertible Notes Payable at March 31, 2006 and December 31, 2005

	2006	2005
Other notes	$ 35,000	$ 35,000
Notional balances of Manditorily Convertible Notes Payable	225,000	225,000
Notional balances of Redeemable Notes Payable	336,500	294,000
Adjustments:
Unamortized discount	(76,419)	(77,373)
Convertible Notes balance, net of unamortized discount	520,081	476,627

Convertible Note Payable

The Company executed a note in 1999 in exchange for services rendered by a consultant.  This $35,000 note bears interest at 18% and is due on demand.  The note has a conversion feature whereby the holder can choose to convert all of the outstanding principal and interest into common stock.  The note holder agreed to accept 50,000 shares of common stock within 60 days of the Company becoming a recognized publicly traded company in full settlement for the principal amount.  Additional shares of common stock will be issued for accrued interest by dividing the interest accrued by the stock price at the date of conversion.

Note 4 - Commitments and Contingencies

The Company will be subjected to various claims and liabilities in the ordinary course of business.  The Company intends to maintain various forms of insurance that the Company’s management believes are adequate to reduce the exposure to these risks to an acceptable level.

The Company executed an agreement in 2003 to purchase two radio stations, for $400,000 of common stock (number of shares to be determined on the day of Closing based on market value of common stock on that date) plus $375,000 cash.  An additional $25,000 was to be paid to the sellers in exchange for a non-compete agreement.  This agreement was contingent on the registration of common stock and the Company obtaining the additional cash resources.

American Radio Empire, Inc.

Notes to Financial Statements

In May 2004, the Company filed a petition in a court of competent jurisdiction against the owners of those two radio stations.  The litigation arose out of the Asset Purchase Agreement that the Company executed with the owners in October 2003, for the purchase of those stations. After the execution of the Asset Purchase Agreement, a dispute arose between the Company and the owners. The Company believes that the owners violated the Asset Purchase Agreement by failing to provide necessary information on a timely basis and by failing to cooperate with the Company's efforts to complete the acquisition.  The Company’s petition seeks specific performance of the agreement as well as damages for breach of contract and attorneys' fees.

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

Note 5 – Other Liabilities

The Company received $5,000 from an individual in 1999 as part of an agreed upon investment.  The individual has not fully invested the agreed amount and the Company intends to either repay the amount with interest or issue common stock in settlement of this liability in the future.

Note 6 – Related Party Transactions

An individual who is an officer and shareholder of the Company provides facilities and other operating costs for the Company without reimbursement.  That individual has an employment agreement with the Company that requires payment of a salary with a set progression of annual raises, medical insurance and a vehicle for business use in exchange for management services.  To date, the Company has not provided this compensation.  This individual has forgone claims to this compensation and therefore it has not been accrued as a liability as of March 31, 2005 and 2006.  In 2003, the Company executed a consulting agreement with this shareholder that provides for payment of consulting fees and reimbursement of expenses.  Approximately $33,350 and $32,550 have been paid under this agreement during the three months ended March 31, 2005 and 2006, respectively.  As of March 31,2006, there was $10,540 included in prepaid expenses which were paid to related parties.

During 2005 and 2006 the company entered into consulting agreement with investors to provide consulting services including software development, marketing, real estate development, and engineering in 2006.  The investors agreed to receive compensation in the form of restricted common stock of 125,000 shares which will be issued in 2006 upon completion of the agreed upon services.

American Radio Empire, Inc.

Notes to Financial Statements

Note 7 – Liquidity and Capital Resources

The Company has experienced operating losses since inception as a result of efforts to acquire capital and use that capital to acquire radio stations.  The Company expects that it will achieve profitability and positive cash flows in the future if it can successfully raise capital and acquire an operating business.  The Company’s plans in regard to this are to increase revenues by acquiring profitable radio stations and substantially reduce the cost of professional fees and obtain capital through the sale of stock.  There can be no assurance that the Company will ever achieve or sustain profitability or positive cash flow from its operations, reduce expenses or sell common stock.  To date, the Company has funded its activities primarily through private issuances of manditorily convertible and redeemable debt offerings (Note 3).

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the ultimate outcome of these matters.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Three Month Periods Ended March 31, 2006 and March 31, 2005

The Company's had no net revenue for the three month periods ended March 31, 2006 and 2005.

Operating expenses consisting primarily of professional fees which increased from $34,795 for the three month period ended March 31, 2005 to $50,785 for the three month period ended March 31, 2006.  The increase in professional fees is due to the increase in legal and accounting fees due to the merger.  Interest expense increased from $19,873 for the three month period ended March 31, 2005 to $30,337 for the same period ended March 31, 2006.  The increase in interest expense is due to the increase in the notes payable balance and an increase in interest expense related to the amortization of the discount on the convertible notes.  See further discussion in Note 3.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, and has experienced  no  significant   change  in  liquidity  or  capital  resources  or stockholder's  equity.  The Company's balance sheet as of March 31, 2006, reflects a current asset value of $11,473.

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

Item 3.    Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1.     Legal proceedings

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company did not issue any shares of common stock.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

        31.1 - Rule 13a-14a/15d-14(a) Certification by Chief Executive/Financial Officer

        32.1 - Section 1350 Certification by Chief Executive/Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RADIO EMPIRE, INC.

Dated: May 12, 2006

/s/ Dain Schult

Dain Schult, President, CEO, Treasurer and Director

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Dain Schult, President, Chief Executive Officer, Treasurer and Director of American Radio Empire, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of American Radio Empire, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The other certifying directors and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting;

Date: May 12, 2006	/s/ Dain Schult
Dain Schult, President, CEO, Treasurer and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of AMERICAN RADIO EMPIRE, INC. on Form 10-QSB for the quarter ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dain Schult, President, CEO, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Dain Schult

Dain Schult, President, CEO and Treasurer

May 12, 2006