Form 10QSB
period 2006-06-30
STONE FIELD MANAGEMENT CO
filed 2006-08-14
CIK 1101922

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2006

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

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN RADIO EMPIRE, INC.

FINANCIAL STATEMENTS

(Unaudited)

For the Periods Ended June 30, 2006 and 2005

TABLE OF CONTENTS

                                                                                                                                                                   PAGE

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Financial Statements	F-4

AMERICAN RADIO EMPIRE, INC.

(A Development Stage Company)

BALANCE SHEETS

As of June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005

ASSETS
Current Assets
Cash	$ 2	$ 6,873
Prepaid expenses	9,191	7,990

TOTAL ASSETS	$ 9,193	$ 14,863

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

Current Liabilities
Accounts payable	$ 76,435	$ 57,246
Accrued interest payable	169,151	132,420
Notes Payable	8,500	-
Convertible notes payable (net of discounts of $19,141 and $21,373 for the periods ending June 30, 2006 and December 31, 2005, respectively)	564,859	476,627
Derivative liabilities, embedded derivatives and beneficial conversion feature	197,159	172,813
Other liabilities	5,000	5,000

Total liabilities	1,021,104	$ 844,106

Stockholders' deficit

Common stock, $0.001 par value, 100 million shares
authorized, 5,200,000 issued and outstanding at
June 30, 2006 and December 31, 2005, respectively	5,200	5,200
Additional paid-in capital	(7,483)	(7,483)
Deficit accumulated during the development stage	(1,009,628)	(826,960)

Total stockholders' deficit	(1,011,911)	(829,243)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 9,193	$ 14,863

AMERICAN RADIO EMPIRE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2006 and 2005, and

from December 9, 1998 (Inception) through June 30, 2006

	Three months ended		Six months ended		From December 9, 1998 (Inception) Through June 30, 2006
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Bank fees	128	239	212	370	1,444
Communications	4,456	-	5,727	-	11,059
Professional fees	48,854	35,850	99,639	70,645	648,338
Travel, meals and entertainment	4,146	191	4,773	1,023	19,463
Vehicle costs	2,205	-	4,764	-	13,649
Office supplies	723	-	902	8	2,191
Registration and licensing	700	-	1,300	-	1,300
Other expenses	843	278	1,043	278	18,024

Total operating expenses	62,055	36,558	118,360	72,324	715,468

OTHER (INCOME) EXPENSES
Interest expense	33,972	21,443	64,309	41,316	314,160
(Gain)/Loss on fair value of derivatives	-	-	-	-	(20,000)

LOSS BEFORE INCOME TAXES	(96,027)	(58,001)	(182,669)	(113,640)	(1,009,628)

Income tax expense	-	-	-	-	-

NET LOSS	$ (96,027)	$ (58,001)	$(182,669)	$(113,640)	$ (1,009,628)

Basic and diluted loss per share:	$ (0.02)	$ (0.01)	$ (0.04)	$ (0.03)	$ (0.26)

Weighted average common shares outstanding:
Basic and fully diluted	5,200,000	3,900,000	5,200,000	3,483,333	3,867,033

See accompanying notes and independent auditors' report.

AMERICAN RADIO EMPIRE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2005, and

from December 9, 1998 (Inception) through June 30, 2006

	Six months ended		From December 9, 1998 (Inception) Through June 30, 2006
	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (182,669)	$ (113,640)	$ (1,009,628)
Adjustments to reconcile net income to net cash provided by operating activities:
Consulting fees paid through issuance of note	-	-	35,000
Consulting fees paid through issuance of common stock	-	-	8,750
Loss (gain) on fair value of derivative liability	-	-	(20,000)
Non-cash interest expense added to derivative liability	7,346	4,753	33,359
Amortization of note discount	20,233	11,970	109,659
(Increase) Decrease in prepaid expenses	(1,201)	(294)	(9,191)
(Decrease) increase in accounts payable	19,189	(4,273)	64,567
Increase in accrued interest payable	36,731	24,592	169,151
Increase in other liabilities	-	-	5,000

NET CASH USED BY OPERATING ACTIVITIES	(100,371)	(76,892)	(613,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible notes and derivative liabilities	85,000	71,500	604,000
Issuance of promissory notes	8,500	-	8,500
Contributions of capital	-	-	835

NET CASH PROVIDED BY FINANCING ACTIVITIES	93,500	71,500	613,335

NET INCREASE IN CASH	(6,871)	(5,392)	2

CASH AT BEGINNING OF PERIOD	6,873	5,592	-

CASH AT END OF PERIOD	$ 2	$ 200	$ 2

SUPPLEMENTAL DISCLOSURE

Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Accounts payable assumed in exchange for common stock	$ -	$ -	$ 11,868
Discount on notes payable	$ 17,000	$ 6,700	$ 183,800
Cancellation of common stock to paid in capital	$ -	$ -	$ 500

See accompanying notes and independent auditors' report.

American Radio Empire, Inc.

Notes to Financial Statements

Note 1 - Nature of Business

American Radio Empire, Inc. (the “Company”), a Wyoming corporation formerly know as Stone Field Management Company, Inc., has a business plan to acquire, consolidate and operate small market radio stations in specific geographic regions of the United States of America.  To date, the Company has not begun operations or acquired radio stations.  When operations begin, the Company will be regulated by the Federal Communications Commission.

Effective December 31, 2005, pursuant to an Agreement and Plan of Merger dated as of December 15, 2005,  American Radio Empire, Inc., a Nevada corporation (“ARE”), completed a merger with the Company pursuant to which ARE merged with and into the Company.

Development Stage Company

The Company is a development stage company, as defined in the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 7.  The Company is devoting substantially all of its present efforts in securing and establishing a new business, and although planned operations have commenced, no revenue has been realized.

Basis of Accounting

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

Note 2 – Significant Accounting Policies

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

American Radio Empire, Inc.

Notes to Financial Statements

Incremental common shares attributable to the exercise of outstanding warrants of 552,990 and 730,259 shares as of June 30, 2005 and June 30, 2006, respectively were excluded from the computation of diluted loss per share because the effect would be anti-dilutive.  As of June 30, 2005 and June 30, 2006, there were outstanding convertible notes to purchase approximately 630,672 and 1,016,439, respectively, shares of common stock that were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.  See Note 3 for further discussion.

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as of June 30, 2006 were not designated as hedges.

Note 3 - Convertible Notes and Warrants

Manditorily Convertible Notes

The manditorily convertible notes are hybrid instruments which contains both a freestanding derivative financial instruments and more than one embedded derivative

American Radio Empire, Inc.

Notes to Financial Statements

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

Redeemable Convertible Notes

In 2004, 2005, and 2006 the Company executed a series of redeemable convertible notes (Redeemable Notes) totaling $379,000 with individuals.  The terms of these Redeemable Notes included fixed interest of 12% per year, principal and interest due between April 2005 and June 2007.  If unpaid at maturity, the holders my convert the balance of their Redeemable Notes and accrued interest into common stock.  The conversion rate is the lesser of $0.80 per common share or 80% of the average trading value per common share during the first 30 trading days.  Each Note holder also received a warrant to purchase one share of common stock for every dollar of promissory notes purchased, for a total of 379,000 additional shares, at $1 per share.  The warrants expire four years after the initial registration statement.

The Redeemable Notes are hybrid instruments which contains both a freestanding derivative financial instrument and an embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The freestanding derivative financial instruments include the warrants, which were valued individually, and were determined to have only a nominal value, as such no value has been assigned for the warrants.  The single compound embedded derivative feature is the conversion feature within the Redeemable Notes.  The value of the conversion feature was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Redeemable Notes of approximately $75,800. The unamortized discount will be amortized to interest expense using the effective interest method over the life of the Redeemable Notes, or twelve months.  During the three months ended June 30, 2006 and 2005 respectively, the Company amortized $10,778 and $6,103, respectively, of these discounts.  During the six months ended June 30, 2006 and 2005, respectively, the Company amortized $20,232 and $11,790, respectively, of these amounts.

Warrants

The warrants issued along with the Notes and the Redeemable Notes were valued at zero using a Black-Scholes valuation model, risk free interest rate of 4%; dividend yield of 0%; an expected life of warrants of 4 years; and a 60% volatility factor.  The volatility factor was determined as an average of comparable public companies.

American Radio Empire, Inc.

Notes to Financial Statements

Embedded Derivatives

Using the intrinsic value, a 20% discount from market price for the conversion  feature, which was determined to be the maximum value,  the fair value of the conversion feature embedded derivatives within the Notes was computed at $75,800 and within the Redeemable Notes was computed at $58,800 as of June 30, 2006 and December 31, 2005, respectively.

Convertible Notes Payable at June 30, 2006 and December 31, 2005

	2006	2005
Other notes	$ 35,000	$ 35,000
Notional balances of Manditorily Convertible Notes Payable	225,000	225,000
Notional balances of Redeemable Notes Payable	379,000	294,000
Adjustments:
Unamortized discount	(76,141)	(77,373)
Convertible Notes balance, net of unamoritized discount	564,859	476,627

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

Note 4 - Promissory Notes

The Company executed promissory notes of $8,500 in 2006 bearing an interest rate of 12%.  These notes are due on December 31, 2006 or whenever corporate equity funding begins for ARE once it becomes a publicly traded company.

Note 5 - Commitments and Contingencies

The Company will be subjected to various claims and liabilities in the ordinary course of business.  The Company intends to maintain various forms of insurance that the Company’s management believes are adequate to reduce the exposure to these risks to an acceptable level.

The Company executed an agreement in 2003 to purchase two radio stations, for $400,000 of common stock (number of shares to be determined on the day of Closing based on market value of common stock on that date) plus $375,000 cash.  An additional $25,000 was to be paid to the sellers in exchange for a non-compete agreement.  This agreement was contingent on the registration of common stock and the Company obtaining the additional cash resources (Note 8).

In May 2004, the Company filed a petition in a court of competent jurisdiction against the owners of those two radio stations.  The litigation arose out of the Asset Purchase Agreement that the Company executed with the owners in October 2003, for the purchase of those stations. After the execution of the Asset Purchase Agreement, a dispute arose

American Radio Empire, Inc.

Notes to Financial Statements

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

Note 6 – Other Liabilities

The Company received $5,000 from an individual in 1999 as part of an agreed upon investment.  The individual has not fully invested the agreed amount and the Company intends to either repay the amount with interest or issue common stock in settlement of this liability in the future.

Note 7 – Related Party Transactions

An individual who is an officer and shareholder of the Company provides facilities and other operating costs for the Company without reimbursement.  That individual has an employment agreement with the Company that requires payment of a salary with a set progression of annual raises, medical insurance and a vehicle for business use in exchange for management services.  To date, the Company has not provided this compensation.  This individual has forgone claims to this compensation and therefore it has not been accrued as a liability as of June 30, 2005 and 2006.  In 2003, the Company executed a consulting agreement with this shareholder that provides for payment of consulting fees and reimbursement of expenses.  Approximately $31,750 and $30,000 have been paid under this agreement during the three months ended June 30, 2005 and 2006, respectively.  Approximately $65,100 and $62,550 have been paid under this agreement during the six months ended June 30, 2005 and 2006, respectively.  As of June 30, 2006 and December 31, 2005, prepaid consulting fees of approximately $9,200 and $8,000 were paid to related parties, respectively.

During 2005 and 2006 the company entered into consulting agreement with investors to provide consulting services including software development, marketing, real estate development, and engineering in 2006.  The investors agreed to receive compensation in the form of restricted common stock of 125,000 shares which will be issued in 2006 upon completion of the agreed upon services.

Subsequent to the quarter end, the Company amended a previous consulting agreement with a related party for ongoing business activities from 20,000 shares of stock to 120,000 shares of stock.  This stock will be issued upon the completion of the agreed upon services.

American Radio Empire, Inc.

Notes to Financial Statements

Note 8 – Liquidity and Capital Resources

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Three Month Periods Ended June 30, 2006 and June 30, 2005

The Company had no net revenue for the three month periods ended June 30, 2006 and 2005.

Operating expenses, consisting primarily of professional fees, increased from $36,558 for the three month period ended June 30, 2005 to $62,055 for the three month period ended June 30, 2006.  The increase in professional fees is due to the increase in legal and accounting fees.  Interest expense increased from $21,443 for the three month period ended June 30, 2005 to $33,972 for the same period ended June 30, 2006.  The increase in interest expense is due to the increase in the notes payable balance and an increase in interest expense related to the amortization of the discount on the convertible notes.

Liquidity and Capital Resources

The Company remains in the development stage and, since
inception, and has experienced  no  significant   change
in  liquidity  or  capital  resources  or stockholder's
equity.  The Company's balance sheet as of June 30, 2006, reflects a current asset value of $9,193.

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

Dated: August 14, 2006

/s/ Dain Schult

Dain Schult, President, CEO, Treasurer and Director

Exhibit 31.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)

(SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Dain Schult, certify that:

(1) I have reviewed this quarterly report on Form 10QSB of American Radio Empire, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) I am responsible for establishing and maintaining disclosure controls and procedures as of the end of the period covered by the report for the small business issuer and have:

        (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (b) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (d)  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

        (a) any changes and material weaknesses in the design or operation of internal controls which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

 /s/ Dain Schult
President, CEO, Treasurer and Director
American Radio Empire, Inc.
August 14, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of American Radio Empire, Inc. on Form 10-QSB for the quarter ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dain Schult, President, CEO, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.
Date:      August 14, 2006

/s/ Dain Schult
President, CEO, Treasurer and Director
American Radio Empire, Inc.