Form 10QSB
period 2006-09-30
STONE FIELD MANAGEMENT CO
filed 2006-11-13
CIK 1101922

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2006

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

                         YES                                                NO        X

The number of shares outstanding of the Company's no par common stock as of September 30, 2006 was 5,200,000.

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

AMERICAN RADIO EMPIRE, INC.

(A Development Stage Company)

BALANCE SHEETS

As of September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005

ASSETS
Current Assets
Cash	$ 52,451	$ 6,873
Prepaid expenses	27,390	7,990
Total	79,841	14,863

Non-current Assets
Property and Equipment, net	524	-

TOTAL ASSETS	$ 80,365	$ 14,863

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

Current Liabilities
Accounts payable	$ 70,195	$ 57,246
Accrued interest payable	190,611	132,420
Notes Payable	86,000	-
Convertible notes payable (net of discounts of $17,363 and $21,373 for the periods ending September 30, 2006 and December 31, 2005, respectively)	604,637	476,627
Derivative liabilities, embedded derivatives and beneficial conversion feature	209,071	172,813
Other liabilities	5,000	5,000

Total current liabilities	1,165,513	$ 844,106

Stockholders' deficit

Common stock, $0.001 par value, 100 million shares
authorized, 5,200,000 issued and outstanding at
September 30, 2006 and December 31, 2005, respectively	5,200	5,200
Additional paid-in capital	(7,483)	(7,483)
Deficit accumulated during the development stage	(1,082,865)	(826,960)

Total stockholders' deficit	(1,085,148)	(829,243)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 80,365	$ 14,863

AMERICAN RADIO EMPIRE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2006 and 2005, and

from December 9, 1998 (Inception) through September 30, 2006

	Three months ended		Nine months ended		From December 9, 1998 (Inception) Through Sept. 30, 2006
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Bank fees	72	84	284	454	1,516
Communications	1,002	-	6,729	-	12,061
Professional fees	35,322	34,522	134,961	105,167	683,660
Travel, meals and entertainment	419	465	5,192	1,488	19,882
Vehicle costs	2,178	-	6,942	-	15,827
Office supplies	21	25	923	33	2,212
Registration and licensing	-	-	1,300	-	1,300
Other expenses	74	9,344	1,117	9,622	18,098

Total operating expenses	39,088	44,440	157,448	116,764	754,556

OTHER EXPENSES
Interest expense	34,149	25,797	98,458	67,113	348,309
Gain on fair value of derivatives	-	-	-	-	(20,000)

LOSS BEFORE INCOME TAXES	(73,237)	(70,237)	(255,906)	(183,877)	(1,082,865)

Income tax expense	-	-	-	-	-

NET LOSS	$ (73,237)	$ (70,237)	$(255,906)	$(183,877)	$ (1,082,865)

Basic and diluted loss per share:	$ (0.01)	$ (0.02)	$ (0.05)	$ (0.05)	$ (0.28)

Weighted average common shares outstanding:
Basic and fully diluted	5,200,000	3,900,000	5,200,000	3,622,222	3,909,574

See accompanying notes and independent auditors' report.

AMERICAN RADIO EMPIRE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2006 and 2005, and

from December 9, 1998 (Inception) through September 30, 2006

	Nine months ended		From December 9, 1998 (Inception) Through Sept. 30, 2006
	Sept. 30, 2006	Sept. 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (255,906)	$ (183,877)	$ (1,082,865)
Adjustments to reconcile net income to net cash provided by operating activities:
Consulting fees paid through issuance of note	-	-	35,000
Consulting fees paid through issuance of common stock	-	-	8,750
Gain on fair value of derivative liability	-	-	(20,000)
Non-cash interest expense added to derivative liability	11,458	7,587	37,471
Depreciation Expense	6	-	6
Amortization of note discount	28,811	20,133	118,237
Increase in prepaid expenses	(19,401)	(4,826)	(27,391)
(Decrease) increase in accounts payable	12,949	(17,920)	58,327
Increase in accrued interest payable	58,191	37,802	190,611
Increase in other liabilities	-	-	5,000

NET CASH USED BY OPERATING ACTIVITIES	(163,892)	(141,101)	(676,854)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(530)	-	(530)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(530)	-	(530)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible notes and derivative liabilities	124,000	138,000	643,000
Issuance of promissory notes	86,000	-	86,000
Contributions of capital	-	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	210,000	138,000	729,835

NET INCREASE (DECREASE) IN CASH	45,578	(3,101)	52,451

CASH AT BEGINNING OF PERIOD	6,873	5,592	-

CASH AT END OF PERIOD	$ 52,451	$ 2,491	$ 52,451

SUPPLEMENTAL DISCLOSURE

Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Accounts payable assumed in exchange for common stock	$ -	$ -	$ -
Discount on notes payable	$ 24,800	$ 27,600	$ 128,600
Cancellation of common stock to paid in capital	$ -	$ -	$ -

See accompanying notes and independent auditors' report.

American Radio Empire, Inc.

Notes to Financial Statements

Note 1 - Nature of Business

American Radio Empire, Inc. (the "Company"), a Wyoming corporation formerly know as Stone Field Management Company, Inc., has a business plan to acquire, consolidate and operate small market radio stations in specific geographic regions of the United States of America.  To date, the Company has not begun operations or acquired radio stations.  When operations begin, the Company will be regulated by the Federal Communications Commission.

Effective December 31, 2005, pursuant to an Agreement and Plan of Merger dated as of December 15, 2005,  American Radio Empire, Inc., a Nevada corporation ("ARE"), completed a merger with the Company pursuant to which ARE merged with and into the Company.

Development Stage Company

The Company is a development stage company, as defined in the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 7.  The Company is devoting substantially all of its present efforts in securing and establishing a new business, and although planned operations have commenced, no revenue has been realized.

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of American Radio Empire, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2006. In the opinion of the Company's management, the information contained herein reflects all adjustments necessary for a fair statement of the Company's results of operations, financial position and cash flows. All such adjustments are of a normal recurring nature. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

American Radio Empire, Inc.

Notes to Financial Statements

Incremental common shares attributable to the exercise of outstanding warrants of 632,543 and 789,131 shares as of September 30, 2005 and September 30, 2006, respectively were excluded from the computation of diluted loss per share because the effect would be anti-dilutive.  As of September 30, 2005 and September 30, 2006, there were outstanding convertible notes to purchase approximately 732,169 and 1,092,014, respectively, shares of common stock that were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.  See Note 3 for further discussion.

Convertible Debt

The convertible debt and the related warrants have been accounted for in accordance with Emerging Issues Task Force (EITF) No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, "EITF 00-27, "Application of issue 98-5 to Certain Convertible Instruments", EITF 05-02 "Meaning of ‘Conventional Convertible Debt Instrument' in Issue No. 00-19", and EIFT 05-04 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19".

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

The value of the derivative liabilities relating to the Convertible Notes in the financial statements are subject to the changes in the trading value of common stock and other assumptions. As a result, our quarterly financial statements may fluctuate from quarter to quarter based on factors, such as the trading value of common stock, the amount of shares converted by Convertible Debt Holders in connection with the Convertible Notes and warrants. Consequently, financial position and results of operations may vary from quarter to quarter based on conditions other than operating revenues and expenses. See Note 3 regarding valuation methods used for derivative liabilities.

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as of September 30, 2006 were not designated as hedges.

Note 3 - Convertible Notes and Warrants

Manditorily Convertible Notes

The manditorily convertible notes are hybrid instruments which contains both a freestanding derivative financial instruments and more than one embedded derivative

American Radio Empire, Inc.

Notes to Financial Statements

feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The freestanding derivative financial instruments include the warrants, which were valued individually, and was determined to have only a nominal value, as such no amount has been assigned to such warrants.  The embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the "Single Compound Embedded Derivatives".  The single compound embedded derivative features include the conversion feature within the Notes, and the right to convert each $100,000 of notes into 5% of the common stock outstanding on the date of conversion. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Notes of approximately $45,000 which has been fully amortized.

Redeemable Convertible Notes

In 2004, 2005, and 2006 the Company executed a series of redeemable convertible notes (Redeemable Notes) totaling $418,000 with individuals.  The terms of these Redeemable Notes included fixed interest of 12% per year, principal and interest due between April 2005 and September 2007.  If unpaid at maturity, the holders may convert the balance of their Redeemable Notes and accrued interest into common stock.  The conversion rate is the lesser of $0.80 per common share or 80% of the average trading value per common share during the first 30 trading days.  Each Note holder also received a warrant to purchase one share of common stock for every dollar of promissory notes purchased, for a total of 418,000 additional shares, at $1 per share.  The warrants expire four years after the initial registration statement.

The Redeemable Notes are hybrid instruments which contains both a freestanding derivative financial instrument and an embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The freestanding derivative financial instruments include the warrants, which were valued individually, and were determined to have only a nominal value, as such no value has been assigned for the warrants.  The single compound embedded derivative feature is the conversion feature within the Redeemable Notes.  The value of the conversion feature was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Redeemable Notes of approximately $83,600. The unamortized discount will be amortized to interest expense using the effective interest method over the life of the Redeemable Notes, or twelve months.  During the three months ended September 30, 2006 and 2005 respectively, the Company amortized $8,578 and $8,163, respectively, of these discounts.  During the nine months ended September 30, 2006 and 2005, respectively, the Company amortized $28,810 and $20,133, respectively, of these amounts.

Warrants

The warrants issued along with the Notes and the Redeemable Notes were valued at zero using a Black-Scholes valuation model, risk free interest rate of 4%; dividend yield of 0%; an expected life of warrants of 4 years; and a 60% volatility factor.  The volatility factor was determined as an average of comparable public companies.

American Radio Empire, Inc.

Notes to Financial Statements

Embedded Derivatives

Using the intrinsic value, a 20% discount from market price for the conversion  feature, which was determined to be the maximum value,  the fair value of the conversion feature embedded derivatives within the Notes was computed at $83,600 and within the Redeemable Notes was computed at $58,800 as of September 30, 2006 and December 31, 2005, respectively.

Convertible Notes Payable at September 30, 2006 and December 31, 2005

	2006	2005
Other notes	$ 35,000	$ 35,000
Notional balances of Manditorily Convertible Notes Payable	225,000	225,000
Notional balances of Redeemable Notes Payable	418,000	294,000
Adjustments:
Unamortized discount	(73,363)	(77,373)
Convertible Notes balance, net of unamoritized discount	604,637	476,627

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

Note 4 - Promissory Notes

The Company executed promissory notes of $86,000 in 2006 bearing an interest rate of 12%.  These notes are due on December 31, 2006 or whenever corporate equity funding begins for ARE once it becomes a publicly traded company.

Note 5 - Commitments and Contingencies

The Company will be subjected to various claims and liabilities in the ordinary course of business.  The Company intends to maintain various forms of insurance that the Company's management believes are adequate to reduce the exposure to these risks to an acceptable level.

American Radio Empire, Inc.

Notes to Financial Statements

During 2004 and 2005, the Company entered into four non-binding agreements for the purchase of a total of six radio stations. To date, no further agreements have been signed in connection with these acquisitions.   In 2005, the Company also entered into a non-binding contract with a media representation firm.

Note 6 – Other Liabilities

The Company received $5,000 from an individual in 1999 as part of an agreed upon investment.  The individual has not fully invested the agreed amount and the Company intends to either repay the amount with interest or issue common stock in settlement of this liability in the future.

Note 7 – Related Party Transactions

An individual who is an officer and shareholder of the Company provides facilities and other operating costs for the Company without reimbursement.  That individual has an employment agreement with the Company that requires payment of a salary with a set progression of annual raises, medical insurance and a vehicle for business use in exchange for management services.  To date, the Company has not provided this compensation.  This individual has forgone claims to this compensation and therefore it has not been accrued as a liability as of September 30, 2005 and 2006.  In 2003, the Company executed a consulting agreement with this shareholder that provides for payment of consulting fees and reimbursement of expenses.  Approximately $51,500 and $30,000 have been paid under this agreement during the nine months ended September 30, 2005 and 2006, respectively.  Approximately $116,600 and $90,000 have been paid under this agreement during the six months ended September 30, 2005 and 2006, respectively.  As of September 30, 2006 and December 31, 2005, prepaid consulting fees of approximately $19,891 and $8,000 were paid to related parties, respectively.

During 2005 and 2006, the Company entered into consulting agreement with investors to provide consulting services including software development, marketing, real estate development, and engineering in 2006.  The investors agreed to receive compensation in the form of restricted common stock of 125,000 shares which will be issued in 2006 upon completion of the agreed upon services.

During 2006, the Company amended a previous consulting agreement with a related party for ongoing business activities from 20,000 shares of stock to 120,000 shares of stock.  This stock will be issued upon the completion of the agreed upon services.

Note 8 – Liquidity and Capital Resources

The Company has experienced operating losses since inception as a result of efforts to acquire capital and use that capital to acquire radio stations.  The Company expects that it will achieve profitability and positive cash flows in the future if it can successfully raise capital and acquire an operating business.  The Company's plans in regard to this are to increase revenues by acquiring profitable radio stations and substantially reduce the cost of professional fees and obtain capital through the sale of stock.  There can be no assurance that the Company will ever achieve or sustain profitability or positive cash flow from its operations, reduce expenses or sell common stock.  To date, the Company has funded its activities primarily through private issuances of mandatorily convertible and redeemable debt offerings (Note 3).

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the ultimate outcome of these matters.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Three Month Periods Ended September 30, 2006 and September 30, 2005

The Company had no net revenue for the three month periods ended September 30, 2006 and 2005.

Operating expenses, consisting primarily of professional fees, decreased from $44,440 for the three month period ended September 30, 2005 to $39,088 for the three month period ended September 30, 2006. The decrease in operating expenses is due to a decrease in other expenses, as the Company did not attend any broadcasting conventions during the third quarter of 2006.  Interest expenses increased from $25,797 for the three month period ended September 30, 2006 to $34,149 for the three month period ended September 20, 2006.  The increase in interest expense is due to the increase in the notes payable and convertible notes payable account balances.

Liquidity and Capital Resources

The Company remains in the development stage and, since
inception, has experienced  no  significant   change
in  liquidity  or  capital  resources  or stockholder's
equity.  The Company's balance sheet as of September 30, 2006, reflects a current asset value of $79,841.

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

PART II - OTHER INFORMATION

Item 1.     Legal proceedings

To the Company's knowledge, there are no legal proceedings pending or threatened against the Company.

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

Dated: November 13, 2006

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
 November 13, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of American Radio Empire, Inc. on Form 10-QSB for the quarter ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dain Schult, President, CEO, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.
Date:      November 13, 2006

/s/ Dain Schult
President, CEO, Treasurer and Director
American Radio Empire, Inc.