Form 10KSB
period 2006-12-31
AMERICAN RADIO EMPIRE, INC
filed 2008-01-08
CIK 1101922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Tel: 512-249-9600

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [ X ] NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ] NO [ X ]

Issuer's revenues for its most recent fiscal year:  None

The Registrant’s common stock outstanding as of December 31, 2006, was 49,976 shares.

As of December 31, 2006, there were 49,976 shares of the issuer's common stock issued and outstanding, after taking into account the 104 to 1 reverse stock split that occurred on June 16, 2007. There is only a limited trading market in the shares of the issuer's common stock at the date of the filing of the Form 10-KSB. Affiliates of the Issuer own 48,076 shares of the Issuer's issued and outstanding common stock. 1,900 shares are held by non-affiliates. Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer's common stock, both of record and beneficially and affiliates thereof.

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

ITEM 1.  DESCRIPTION OF BUSINESS

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

We anticipate net losses for the foreseeable future.  The primary reasons for these anticipated losses are significant charges for depreciation and amortization relating to our proposed acquisition of radio stations, as well as interest charges on debt that we expect to incur in connection with those acquisitions.  If we acquire additional stations, these charges will likely increase further.  We cannot assure you that we will be profitable in the future, and our failure to do so could harm our business and cause the value of our common stock to decline.  We have experienced losses since inception.  Our net loss from inception through December 31, 2006 was approximately $1,209,487. American Radio has been dependent upon loans from management and third parties in the aggregate amount of approximately $763,800, exclusive of interest, to sustain our development activities to date.  In the event we are unable to raise sufficient capital and to become profitable, our business will fail.

We cannot assure that we will ever acquire any radio stations.  We signed a purchase agreement to acquire two radio stations in Lampasas, Texas, as well as nonbinding letters of intent to acquire a media rep firm and a radio station in Pennsylvania, three radio stations in Wyoming and two radio stations in Mississippi.  Negotiations on all of these transactions continue to progress, and management believes it is likely that some, if not all, of these acquisitions can close.  We resolved litigation during 2006 with the owners of the Lampasas stations about the interpretation of the purchase agreement, with each side releasing the other from liability.  We cannot assure that we will successfully acquire any radio stations.  Failure to acquire radio stations in accordance with our business plan would result in the failure of our business.

We have no current agreements to provide the substantial additional capital required to implement our business plan.  As of December 31, 2006, we had a working capital deficit of approximately $1,212,000.  In the event we fail to obtain sufficient capital, we will be unable to acquire radio stations and implement our business plan, and investors may lose all of their investment.  While we are in negotiations with several potential funding groups, we have no definitive agreements yet with anyone to provide us with additional financing.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.  In their report dated December 31, 2007, our independent auditors stated that deficits in stockholders' equity raises substantial doubt of our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, producing revenue by acquiring radio stations, or obtaining loans. The going concern qualification in the auditor's report increases the difficulty in meeting these goals, and we cannot assurance that we will prove successful at raising capital.

Management controls American Radio and will be able to control the outcome of any vote on major decisions.  Currently, our management owns and controls approximately 65% of our outstanding common stock.  As a result, our management effectively controls our affairs, including the election of all of the members of our Board of Directors, the issuance of additional shares of common stock, the distribution and timing of dividends, if any, and all other matters.  This means that although shareholders are entitled to vote on certain matters affecting American Radio and its business, management will be able to control the outcome of any vote on major decisions, even if all of American Radio's non-management shareholders oppose a management decision.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our executive offices are located at 13210 Kerrville Folkway, Building G, Austin, Texas 78729-7522. The offices are leased from Dain Schult under a renewable lease with monthly lease payments of $500 or $6,000 annually.  Management believes such facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

With the exception of what is listed below, there are no legal proceedings pending or threatened against the Company.

American Radio executed an agreement in 2003 to purchase two radio stations, for $400,000 of common stock (number of shares to be determined on the day of Closing based on market value of common stock on that date) plus $375,000. An additional $25,000 was to be paid to the sellers in exchange for a non-compete agreement. This agreement was contingent upon the registration of common stock and American Radio obtaining the additional cash resources for financing purposes.

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

The owners have filed a counterclaim that denies the enforceability of the Asset Purchase Agreement and requested that the court declare it unenforceable or, in the alternative, determine that American Radio fraudulently induced them to sign it. The Company executed a settlement agreement on September 25, 2006 whereby all parties released all claims against the others, all non-suit claims against the others in Cause No.:15466, American Radio Empire v. Witcher, Et al., in the District Court of Lampasas County, Texas, 27th Judicial District; and all parties paid their own costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

(A) Common Stock

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

(B) Holders

As of December 31, 2006, there were 29 shareholders.

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

Recent Sales of Unregistered Securities:

None.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Critical Accounting Policies

Convertible Debt

The convertible debt and the related warrants have been accounted for in accordance with Emerging Issues Task Force No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF 00-27, “Application of issue 98-5 to Certain Convertible Instruments”, EITF 05-02 “Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19”, and EIFT 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19”.

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as of December 31, 2006 and 2005 were not designated as hedges.

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

Results of Operations

The Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

The Company's had no net revenue for the years ended December 31, 2006 and 2005.

Operating expenses consisting primarily of professional fees which increased from $156,839 for the year ended December 31, 2005 to $204,561 for the year ended December 31, 2006.  Interest expense increased from $96,301 for the year ended December 31, 2005 to $137,479 for the same period ended December 31, 2006.  These increases were primarily related to approximately $209,800 of additional debt incurred during 2006.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, and has experienced  no  significant   change  in  liquidity  or  capital  resources  or stockholder's  equity.  The Company's balance sheet as of December 31, 2006, reflects a current asset value of $1,812, and a total asset value of $2,289.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, the Company had no off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

    American Radio Empire, Inc.

    (formerly Stone Field Management Company, Inc.)

    (A Development Stage Company)

    Austin, Texas

We have audited the accompanying balance sheet of American Radio Empire, Inc. (a development stage company) as of December 31, 2006 and the related statements of expenses, changes in stockholders’ deficit and cash flows for the year then ended and for the period from inception (December 9, 1998) through December 31, 2006.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and its cash flows for the periods as referred above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses since inception and has a deficit of stockholders' equity of $1,209,487, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

January 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

    American Radio Empire, Inc.

    (formerly Stone Field Management Company, Inc.)

    (A Development Stage Company)

    Austin, Texas

We have audited the accompanying balance sheet of American Radio Empire, Inc. as of December 31, 2005, and the related statements of expenses, stockholders' deficit and cash flows for the year ended December 31, 2005 and for the period from December 9, 1998 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of their operations and their cash flows for the year then ended and for the period from Inception through December 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

PMB HELIN DONOVAN LLP

/s/ PMB Helin Donovan LLP

Austin, Texas

March 31, 2006

AMERICAN RADIO EMPIRE, INC.
(A Development Stage Company)
BALANCE SHEETS
As of December 31, 2006 and 2005

	2006	2005

ASSETS
Current assets
Cash	$ 312	$ 6,873
Prepaid expenses	1,500	7,990

Total current assets	1,812	14,863

Property and equipment, net	477	-

TOTAL ASSETS	$ 2,289	$ 14,863

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

Current liabilities
Accounts payable and accrued expenses	$ 79,921	$ 57,246
Accrued interest payable	215,483	132,420
Convertible notes payable (net of discounts of $67,699 and $77,373 for the periods ending December 31, 2006 and December 31, 2005, respectively)
	627,601	476,627
Derivative liabilities, embedded derivatives and beneficial conversion feature	217,554	172,813
Notes payable	68,500	-
Other liabilities	5,000	5,000

Total current liabilities	1,214,059	844,106

Stockholders' deficit
Common stock, $0.001 par value, 100,000,000 shares authorized, 49,976 and 33,530 issued and outstanding at December 31, 2006 and 2005, respectively.	5,200	5,200
Additional paid-in capital	(7,483)	(7,483)
Deficit accumulated during the development stage	(1,209,487)	(826,960)

Total stockholders' deficit	(1,211,770)	(829,243)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,289	$ 14,863

See accompanying summary of accounting policies and notes to financial statements

AMERICAN RADIO EMPIRE, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
For the Years Ended December 31, 2006 and 2005, and
the Period from December 9, 1998 (Inception) Through December 31, 2006

			From
			December 9,
			1998
			(Inception)
			Through
			December 31,
	2006	2005	2006

OPERATING EXPENSES	$ 245,048	$ 169,565	$ 842,156

OTHER (INCOME) EXPENSES

Interest Expense	137,479	96,301	387,331
Loss (Gain) on fair value of derivative liabilities	-	(20,000)	(20,000)
Total other (income) expenses	137,479	76,301	367,331

NET LOSS	$ (382,527)	$ (245,866)	$ (1,209,487)

Basic and diluted loss per share:	$ (7.65)	$ (7.33)	$ (35.26)

Weighted average common shares outstanding:
Basic and diluted	49,976	33,530

See accompanying summary of accounting policies and notes to financial statements

Stone Field Management Company
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2006, 2005 and 2004, and
the Period from December 9, 1998 (Inception) Through December 31, 2006
				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Initial capital contribution (at $0.000215 per share)	29,086	$ 29	$ 621	$ -	$ 650

Capital contributions	-	-	185	-	185

Issuance of common stock for service	8,414	9	8,741	-	8,750

Net loss from December 9, 1998 (inception)
through December 31, 2004	-	-	-	(581,097)	(581,097)

Balance at
December 31, 2004	37,500	38	9,547	(581,097)	(571,512)

Return and cancellation of common stock	(4,808)	(5)	5	-	-

Acquisition of Stone Field Management, Inc.	17,284	17	(11,885)	-	(11,868)

Net loss	-	-	-	(245,863)	(245,863)

Balance at
December 31, 2005	49,976	50	(2,333)	(826,960)	(829,243)

Net loss	-	-	-	(382,527)	(382,527)

Balance at
December 31, 2006	49,976	$ 50	$ (2,333)	$ (1,209,487)	$ (1,211,770)

See accompanying summary of accounting policies and notes to financial statements.

AMERICAN RADIO EMPIRE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005, and
the Period from December 9, 1998 (Inception) Through December 31, 2006

			From
			December 9,
			1998
			(Inception)
			Through
			December 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (382,527)	$ (245,866)	$ (1,209,487)
Adjustments to reconcile net income to net cash provided by
operating activities:
Consulting fees paid through issuance of note	-	-	35,000
Consulting fees paid through issuance of common stock	-	-	8,750
Loss (gain) on fair value of derivative liability	-	(20,000)	(20,000)
Non-cash interest expense added to derivative liability	7,981	10,726	33,994
Amortization of note discount	46,434	29,819	135,861
Depreciation expense	53	-	53
Increase in prepaid expenses	6,490	(7,990)	(1,500)
(Decrease) increase in accounts payable & accrued expenses	22,675	(8,574)	68,053
Increase in accrued interest payable	83,063	54,166	215,483
Increase in other liabilities	-	-	5,000

NET CASH USED BY OPERATING ACTIVITIES	(215,831)	(187,719)	(728,793)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property & equipment	(530)	-	(530)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(530)	-	(530)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from debentures	103,500		103,500
Issuance of convertible notes and derivative liabilities	141,300	189,000	660,300
Payments on convertible and promissory notes	(35,000)		(35,000)
Contributions of capital	-	-	835

NET CASH PROVIDED BY FINANCING ACTIVITIES	209,800	189,000	729,635

NET INCREASE (DECREASE) IN CASH	(6,561)	1,281	312

CASH AT BEGINNING OF PERIOD	6,873	5,592	-

CASH AT END OF PERIOD	$ 312	$ 6,873	$ 312

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Accounts payable assumed in exchange for common stock	$ -	$ 11,868	$ 11,868
Discount on notes payable	$ 28,260	$ 37,800	$ 175,060
Cancellation of common stock to paid in capital	$ -	$ 500	$ 500

See accompanying summary of accounting policies and notes to financial statements

AMERICAN RADIO EMPIRE, INC.

(A Development Stage Company)

Notes to Financial Statements

Note 1 – Nature of Business & Significant Accounting Policies

American Radio Empire, Inc. ("the Company"), a Wyoming corporation formerly known as Stone Field Management Company, Inc., has a business plan to acquire and operate small market radio stations in specific geographic regions of the United States of America in conjunction with wireless ISP and Internet related services.  To date, the Company has not begun operations or acquired radio stations. When operations begin, the Company will be regulated by the Federal Communications Commission as well.

Effective December 31, 2005, pursuant to an Agreement and Plan of Merger dated as of December 15, 2005, the American Radio Empire, Inc., a Nevada corporation (“ARE”), completed a merger with the Company pursuant to which ARE merged with and into the Company.

The Company is a development stage company, as defined in the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts in securing and establishing a new business, and although planned operations have commenced, no revenue has been realized.

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

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers short-term investments, which may be withdrawn at any time without penalty, and restricted cash, which will become available within one year from the date of the financial statements, to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Ordinary maintenance and repairs are charged to expense, while expenditures that extend the physical or economic life of the assets are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount of the asset, the asset is considered to be impaired, and the impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Convertible Debt

The convertible debt and the related warrants have been accounted for in accordance with Emerging Issues Task Force No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF 00-27, “Application of issue 98-5 to Certain Convertible Instruments”, EITF 05-02 “Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19”, and EIFT 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19”.

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as of December 31, 2006 and 2005 were not designated as hedges.

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

Incremental common shares attributable to the exercise of outstanding warrants of 826,760 and 613,243 shares as of December 31, 2006 and December 31, 2005, respectively were excluded from the computation of diluted loss per share because the effect would be anti-dilutive.  As of December 31, 2006 and December 31, 2005, there were outstanding convertible notes to purchase approximately 1,141,035 and 866,263 respectively, shares of common stock that were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.  Incremental shares and warrants have been adjusted to reflect the one for 104 reverse stock split effective on July 16, 2007, and the subsequent board resolution to reinstate the incremental shares and warrants at the original count.

Stock Split

All share and per share amounts in the accompanying financial statements and footnotes have been adjusted to reflect the Company’s 1 for 104 reverse stock split that was effective June 16, 2007, and subsequent Board Resolution signed December 20, 2007 retroactively reinstating the original conversion rate for the note and warrant holders.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncement to have a significant impact on the Company's results of operation, financial position or cash flows.

Note 2 – Going Concern

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

Note 3 – Debt

Convertible Note Payable

The Company executed a note in 1999 in exchange for services rendered by a consultant.  This $35,000 note bears interest at 18% and is due on demand.  This note has a conversion feature whereby the holder can choose to convert all of the outstanding principal and interest into common stock.  The note holder agreed to accept 50,000 shares of common stock within 60 days of the Company becoming a recognized publicly traded company in full settlement for the principal amount.  Additional shares of common stock will be issued for accrued interest by dividing the interest accrued by the stock price at the date of conversion.  As of December 31, 2006, no shares have been issued.

Mandatorily Convertible Notes

In 2003, the Company executed a series of mandatorily convertible notes (Convertible Notes) totaling $225,000 with individuals.  The terms of these Convertible Notes included fixed interest of 12% per year, principal and interest due between January and December 2004 and a mandatory conversion feature for all unpaid principal and interest, contingent upon the Company becoming a recognized publicly traded company.  The conversion rate for each $104 of Convertible Notes is the lesser of $0.80 per common share or 80% of the average trading value per common share during the first 30 trading days.  Each Convertible Note holder also received a warrant to purchase one share of common stock for every dollar of promissory notes purchased, for a total of 225,000 additional shares, at $1 per share.  The warrants expire four years after the initial registration statement.  Additionally, for any note holder that purchased at least $100,000 of these Notes, the holder acquired the right to convert each $100,000 of notes into 5% of the common shares of the Company outstanding at the time of conversion.  One note purchaser qualified by buying $100,000 of these Convertible Notes.  This resulted in a charge to other expenses of $56,000 for the additional shares which would be required to increase the shareholder’s ownership percentage to 5%.  In 2005, 4,808 shares of stock were cancelled, reducing the total shares of stock outstanding.  This resulted in a decrease in the conversion liability for the note holder who purchased $100,000 in notes of $20,000 and an increase in other income $20,000.

Interest is to be paid in cash at maturity or upon earlier conversion of the notes, unless the holder of the Convertible Notes elects to convert accrued interest to shares of Common Stock on the same basis as the conversion of principal.  As of December 31, 2006 none of the notes has been converted into shares of the Company’s stock.  Their potential dilutive impact on EPS has been included in Note 1 above.

Redeemable Convertible Notes

During 2004, 2005, and 2006, the Company executed a series of redeemable convertible notes (Redeemable Notes) totaling $435,300 with individuals.  The terms of these Redeemable Notes included fixed interest of 12% per year, principal and interest due between April 2005 and December 2007.  If unpaid at maturity, the holders may convert the balance of their Redeemable Notes and accrued interest into common stock.  The conversion rate for each $1 of Redeemable Notes is the lesser of $0.80 per common share or 80% of the average trading value per common share during the first 30 trading days.  As of December 31, 2006 none of the notes has been converted into shares of the Company’s stock.  Their potential dilutive impact on EPS has been included in Note 1 above.  Each Note holder also received a warrant to purchase one share of common stock for every dollar of promissory notes purchased, for a total of 435,300 additional shares, at $1 per share.  The warrants expire four years after the initial registration statement.

The Redeemable Notes are hybrid instruments that contain both a freestanding derivative financial instrument and an embedded derivative feature that would individually warrant separate accounting as derivative instruments under SFAS 133. The freestanding derivative financial instruments include the warrants, which were valued individually, and were determined to have only a nominal value as such no value has been assigned for the warrants.  The single compound embedded derivative feature is the conversion feature within the Redeemable Notes.  The value of the conversion feature was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Redeemable Notes of approximately $87,060. The unamortized discount will be amortized to interest expense using the effective interest method over the life of the Redeemable Notes, or twelve months.  During 2006 and 2005, the Company amortized $46,434 and $29,819, respectively, of these discounts.

Embedded Derivatives

Using the intrinsic value, a 20% discount from market price for the conversion feature, which was determined to be the maximum value, the fair value of the conversion feature embedded derivatives within the Notes was computed at $87,060 and $58,800 as of December 31, 2006 and 2005, respectively.

Convertible Notes Payable at December 31, 2005 and 2006

	2005	2006
Convertible Other notes	$ 35,000	$35,000
Notional balances of Mandatorily Convertible Notes Payable	225,000	225,000
Notional balances of Redeemable Notes Payable	294,000	435,300
Adjustments:
Unamortized discount	(77,373)	(67,699)
Convertible Notes balance, net of unamortized discount	$ 476,627	$627,601

Promissory Notes

The Company executed promissory notes (“Notes”) of $103,500 in 2006.  The terms of these Notes included fixed interest of 12% per year, principal and interest due between December 2006 and March 2007 or when corporate equity funding begins for the Company once it becomes a publicly traded company, whichever event occurs first in time.

The Company made a partial payment of $35,000 on one of the Notes.  As of December 31, 2006 no further payments had been made.  The balance on these Notes at December 31, 2006 was $68,500, of which $61,000 was payable on December 31, 2006.

Common Stock Purchase Warrants

As of December 31, 2005, the Company had attributable to outstanding and exercisable warrants of 613,243 shares of American Empire Radio’s restricted common stock.  The following are the warrant activities for the year ended December 31, 2006:

•

141,300 warrants were granted to the investors related to debt financing and 72,217 warrants granted relating to accrued interest on debt financing. These warrants have a term of four years and an exercise price of $1.00. The warrants issued were valued at zero using a Black-Scholes valuation model. Variables used in the Black-Scholes option-pricing model include (1) risk free rate of 4%, (2) warrant life is the contractual term of the warrants (4 years), (3) expected volatility of 60%, and (4) zero expected dividends.  The volatility factor was determined as an average of comparable public companies.

•

189,000 warrants were granted to the investors related to debt financing and 49,456 warrants granted relating to accrued interest on debt financing during 2005. These warrants have a term of four years and an exercise price of $1.00. The warrants issued were valued at zero using a Black-Scholes valuation model. Variables used in the Black-Scholes option-pricing model include (1) risk free rate of 4%, (2) warrant life is the contractual term of the warrants (4 years), (3) expected volatility of 60%, and (4) zero expected dividends.  The volatility factor was determined as an average of comparable public companies.

As of December 31, 2006, there were warrants outstanding and exercisable for 826,760 shares of the Company’s restricted common stock.  The following table summarizes stock warrant activities for the years ended December 31, 2006 and 2005:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at December 31, 2004	374,786	1.00

Year ended December 31, 2005:
Granted	238,457	1.00
Exercised
Forfeited and Cancelled

Outstanding at December 31, 2005	613,243	1.00

Year ended December 31, 2006:
Granted	213,517	1.00
Exercised	-
Forfeited and Cancelled	-

Outstanding at December 31, 2006	826,760	1.00

Note 4 – Other Liabilities

The Company received $5,000 from an individual in 1999 as part of an agreed upon investment.  The individual has not fully invested the agreed amount and the Company intends to either repay the amount with interest or issue common stock in settlement of this liability in the future.

Note 5 – Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2006 and 2005, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,209,000 at December 31, 2006, and will expire in the years 2019 and 2023.

At December 31, 2006, deferred tax assets consisted of the following:

Deferred tax assets

$           423,000

Less: valuation allowance

(423,000)

--------------------

Net deferred tax assets

$                       -

============

Note 6 – Commitments and Contingencies

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

The owners have filed a counterclaim that denies the enforceability of the Asset Purchase Agreement and requested that the court declare it unenforceable or, in the alternative, determine that the Company fraudulently induced them to sign it. The Company executed a settlement agreement on September 25, 2006 whereby all parties released all claims against the others, all non-suit claims against the others in Cause No.:15466, American Radio Empire v. Witcher, Et al., in the District Court of Lampasas County, Texas, 27th Judicial District; and all parties paid their own costs.

During 2004, the Company entered into two non-binding agreements for the purchase of a total of 5 radio stations. To date, no further agreements have been signed in connection with these acquisitions.

Note 7 – Related Party Transactions

An individual who is an officer and a shareholder of the Company provides facilities and other operating costs for the Company without reimbursement.  That individual has an employment agreement with the Company that requires payment of a salary with a set progression of annual raises, medical insurance and a vehicle for business use in exchange for management services.  To date, the Company has not provided this compensation. This individual has forgone claims to this compensation and therefore it has not been accrued as a liability as of December 31, 2006 and 2005. In 2003, the Company executed a consulting agreement with this individual that provides for payment of consulting fees and reimbursement of expenses.  Approximately $146,000 and $165,000 have been paid under this agreement during 2006 and 2005, respectively. In 2006, the Company’s Board of Directors authorized payment to this individual for office space rent in the amount of $500 per month.  During 2006, a total of $6,000 was paid and is included in the Statement of Expenses.

In 2006 and 2005, the Company entered into consulting agreement with 11 investors to provide consulting services including software development, marketing, real estate development, engineering and internet in 2007, 2006, and 2005.  The investors agreed to receive compensation in the form of restricted common stock of 280,000 shares which will be issued upon completion of the agreed upon services.

Note 8 – Common Stock

During 2005, 4,808 shares were returned to the Company and were cancelled in connection with the termination of a consulting agreement.

During 2005, as part of the acquisition discussed in Note 9, the sole shareholder of Stone Field Management Company, Inc. returned 7,692 shares of common stock and they were cancelled by the Company.

Note 9 – Reverse Acquisition

On December 31, 2005, the Company completed a recapitalization in the form of a "reverse merger" transaction with Stone Field Management Company, Inc., a publicly traded Wyoming corporation.  Stone Field exchanged one share of common stock for each of the 32,692 shares of ARE common stock that were issued and outstanding as of the merger date.  In addition, the Company issued 15,384 shares of common stock to a third party as compensation for brokering this transaction and the holder of the pre-merger shares of common stock of Stone Field, returned 7,692 common shares which were cancelled and retained 1,900 shares of common stock.  After the merger, a total of 49,976 shares of common stock were issued and outstanding.  The name of Stone Field was changed to American Radio Empire, Inc. after the merger.

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

Note 10 – Subsequent Events

On July 16, 2007, the Company’s Board of Directors authorized a 104 to 1 reverse stock split to take effect on this date.  All share information presented in these financial statements has been retroactively adjusted to reflect the reduced number of shares resulting from this action.  The Board subsequently and retroactively on December 20, 2007 passed a resolution reinstating the original number of incremental shares attributable to convertible notes and warrants to their original pre-split figures.  The subsequent retroactive adjustment has been reflected in the incremental shares disclosure in Note 1.

On August 8, 2007, the Company entered into a stock purchase agreement with Wisplinx, LLC and Wisplinx’s principle shareholder, providing for the acquisition by the Company of Wisplinx, an Internet Service Provider (“ISP”) located in the suburbs of northern Oklahoma City, Oklahoma.  The stock purchase was consummated on October 2, 2007, at which time Wisplinx was acquired by the Company for $50,000 and 50,000 shares of the Company’s restricted common stock.

ITEM 8A.  CONTROL AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our President/CEO/Treasurer and Directors, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We maintain that the controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

At the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our President/CEO/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President/CEO/Treasurer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended December 31, 2006, Malone & Bailey, PC identified deficiencies that existed in the design or operation of our internal control over financial reporting.

The deficiencies in our disclosure controls related to our ability to timely file our annual report. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

b) Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

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

Dain Schult - Chairman, President/CEO:  Mr. Dain Schult has served as a Director, Chairman, President/Chief Executive Officer and Treasurer of American Radio since 1998. He is a broadcast veteran of over 38 years in the radio industry. He created Radioactivity, Inc. (as Founder and President March 1977 - September 1996), a full-service radio broadcast consultancy and personally consulted over 150 stations around the country.  Mr. Schult participated in the turnaround of numerous radio stations, created turn-key management services for new station owners, conducted station appraisals and market analysis projects for sellers and buyers, assisted as broker, buyer's agent, buyer or seller on over 120 station transactions and developed specific music formats for on-air use by client stations.  He was Chief Operating Officer for Sunbelt Radio Group, Inc., (September 1989-May 1991) a radio station group of up to 15 stations created to acquire and operate radio stations along the Texas-Mexico border.  He was founder and CEO for TexRock Radio, Inc. (March 1995-October 1998), a Texas-based group of 71 stations.  Mr. Schult later created and served as Chairman and CEO of American Communications Enterprises, Inc. (December 1998-September 2000). From September 2000 until the present, Mr. Schult has devoted the bulk of his time to American Radio. During that time, he has occasionally provided broadcast consulting services to third parties. He is a graduate of Georgia State University, Atlanta, GA, and a published author.  His published works include "The Radio Guide", "Nashville, Chattanooga & St. Louis - A History of the Dixie Line," "Grandpa's Road" and "Roll Away The Stone."

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate annual remuneration of Stone Field's Chief Executive Officer and the other executive officers for the fiscal years ending December 31, 2004, 2005 and 2006 (collectively, the "named executive officers"). All amounts are in U.S. dollars unless otherwise noted.

Annual Compensation	Long term compensation
Name and Principal Position	Year	Salary	Bonus	Other	Restricted	Options	All Other Compensation

Daniel Hodges, Former President	2006	0
2005	0
2004	0

Dain Schult, President/CEO/Treasurer	2006	N/A
2005	N/A
2004	N/A

Sherry Schult, Secretary	2006	N/A
2005	N/A
2004	N/A

Herb Neu, COO - Southeast	2006	N/A
2005	N/A
2004	N/A

Harry Hodges, COO - Southwest	2006	N/A
2005	N/A
2004	N/A

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

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)
Common Stock	Dain L. Schult 13210 Kerrville Folkway Austin, Texas 78729	29,086 shares	58.2%
Common Stock	Herb Neu P.O. Box 20518 Tuscaloosa, Alabama 35402	1,803 shares	3.6%
Common Stock	Harry H. Hedges P.O. Box 1626 Mason, Texas 76856	1,803 shares	3.6%
Common Stock	Sherry Schult 13210 Kerrville Folkway Austin, Texas 78729	29,086 shares*	58.2%
	All Officers and Directors as a group	32,692 shares	65.4%
Total		49,976 shares

*    Represents shares owned by Mr. Dain Schult.  Ms. Schult is deemed to be the beneficial owner of the shares that are owned by her spouse, Mr. Schult.

(1) Based upon 49,976 shares outstanding as of December 31, 2006.

(B) Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more that ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded.  Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act.  There was a change in control of the Company which occurred on December 31, 2006.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description
3	Articles of Incorporation*
3.1	Amended Articles of Incorporation*
3.2	Bylaws*
10.1	Agreement of Plan of Merger between Stone Field Management Company and American Radio Empire, Inc.*
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference

(b) Reports on Form 8-K:

On January 17, 2006, the Company filed an 8-K announcing a share exchange transaction with American Radio Empire, Inc.

On April 14, 2006, the Company filed an 8-K announcing the change of its independent accounting firm from Robison, Hill & Co. to Helin, Donovan, Trubee & Wilkinson, LLP.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Amounts billed by Malone & Bailey, PC, total $21,000 which is comprised of audit related fees for the year ended December 31, 2006.  Amounts billed by Helin, Donovan, Trubee & Wilkinson, LLP total $6,000 which is comprised of audit related fees for the year ended December 31, 2005.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RADIO EMPIRE, INC.

Dated: January 7, 2008

/s/ Dain Schult

Dain Schult

President, CEO, Treasurer and Director

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT

I, Dain Schult, President, CEO, Treasurer and Director of American Radio Empire, Inc. ("Company"), certify that:
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

/s/ Dain Schult

Dain Schult

President, CEO, Treasurer and Director

January 7, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Radio Empire, Inc. on Form 10-KSB for the year ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dain Schult, President, CEO, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Dain Schult

Dain Schult

President, CEO, Treasurer and Director

January 7, 2008