Form 10QSB
period 2007-03-31
AMERICAN RADIO EMPIRE, INC
filed 2008-01-16
CIK 1101922

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2007

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

                         YES                                                 NO        X

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act).

                         YES                                                NO        X

The number of shares outstanding of the Company's no par common stock as of March 31, 2007 was 49,976.

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

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN RADIO EMPIRE, INC.

FINANCIAL STATEMENTS

(Unaudited)

For the Periods Ended March 31, 2007 and 2006

TABLE OF CONTENTS

                                                                                                                                                                   PAGE

Balance Sheets (unaudited)	F-1

Statements of Expenses (unaudited)	F-2

Statements of Cash Flows (unaudited)	F-3

Notes to Financial Statements (unaudited)	F-5

AMERICAN RADIO EMPIRE, INC.
(A Development Stage Company)
BALANCE SHEETS (unaudited)
As of March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006

ASSETS
Current Assets
Cash	$ -	$ 312
Prepaid expenses	4,500	1,500
Total Current Assets	$ 4,500	$ 1,812

Non Current Assets
Property and equipment, net	926	477

TOTAL ASSETS	$ 5,426	$ 2,289

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

Current Liabilities
Accounts payable & accrued expenses	$ 89,108	$ 79,921
Related party payable	1,500	-
Accrued interest payable	239,014	215,483
Convertible notes payable (net of discounts of $65,687 and $67,699, respectively)	654,613	627,601
Derivative liabilities, embedded derivatives and beneficial conversion feature	226,886	217,554
Notes payable	76,000	68,500
Other liabilities	5,000	5,000

Total liabilities	1,292,121	1,214,059

Stockholders' deficit
Common stock, $0.001 par value, 100,000,000 shares authorized, 49,976 issued and outstanding	50	50
Additional paid-in capital	(2,333)	(2,333)
Deficit accumulated during the development stage	(1,284,412)	(1,209,487)

Total stockholders' deficit	(1,286,695)	(1,211,770)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 5,426	$ 2,289

The accompanying notes are an integral part of these condensed financial statements.

AMERICAN RADIO EMPIRE, INC.

(A Development Stage Company)
STATEMENTS OF EXPENSES (unaudited)

			From
			December 9,
			1998
			(Inception)
	Three months ended		Through
			March 31,
	March 31, 2007	March 31, 2006	2007

OPERATING EXPENSES	$ 40,050	$ 56,305	$ 882,206

OTHER (INCOME) EXPENSES

Interest expense	34,875	30,337	422,206
Loss (gain) on fair value of derivative liabilities	-	-	(20,000)
Total other expenses	34,875	30,337	402,206

NET LOSS	$ (74,925)	$ (86,642)	$ (1,284,412)

Basic and diluted loss per share:	$ (1.50)	$ (1.73)

Weighted average common shares outstanding:
Basic and diluted	49,976	49,976

The accompanying notes are an integral part of these condensed financial statements.

AMERICAN RADIO EMPIRE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (unaudited)
			From December 9, 1998 (Inception)

	Three months ended		Through
			March 31,
	March 31, 2007	March 31, 2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (74,925)	$ (86,642)	$ (1,284,412)
Adjustments to reconcile net income to net cash provided by
operating activities:
Consulting fees paid through issuance of note	-	-	35,000
Consulting fees paid through issuance of common stock	-	-	8,750
Gain on fair value of derivative liability	-	-	(20,000)
Non-cash interest expense	4,332	3,480	38,326
Amortization of note discount	7,012	9,454	142,873
Depreciation expense	86	-	139
Increase in prepaid expenses	(3,000)	(3,130)	(4,500)
Increase in accounts payable & accrued liabilities	9,187	10,415	77,240
Increase in accrued interest payable	23,531	17,403	239,014
Increase in related party payable	1,500		1,500
Increase in other liabilities	-	-	5,000

NET CASH USED BY OPERATING ACTIVITIES	(32,277)	(49,020)	(761,070)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of Property & Equipment	(535)	-	(1,065)

NET CASH (USED BY) INVESTING ACTIVITIES	(535)	-	(1,065)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from debentures	7,500	-	111,000

Statements of Cash Flows (continued)

Issuance of convertible notes	25,000	42,500	685,300
Payments on convertible and promissory notes notes	-		(35,000)
Contributions of capital	-	-	835

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,500	42,500	762,135

NET (DECREASE) IN CASH	(312)	(6,520)	-

CASH AT BEGINNING OF PERIOD	312	6,873	-

CASH AT END OF PERIOD	$ -	$ 353	$ -

SUPPLEMENTAL DISCLOSURE

Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES

Accounts payable assumed in exchange for common stock	$ -	$ -	$ 11,868
Discount on notes payable	$ 5,000	$ 8,500	$ 180,060
Cancellation of common stock to paid in capital	$ -	$ -	$ 500

The accompanying notes are an integral part of these condensed financial statements.

American Radio Empire, Inc.

Notes to Financial Statements

(unaudited)

Note 1 – Nature of Business and Basis of Presentation

The accompanying unaudited interim financial statements of American Radio Empire, Inc. (the "Company"), a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in American Radio Empire’s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-KSB, have been omitted.

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

Note 3 – Convertible Notes and Warrants

Redeemable Convertible Notes

In 2004, 2005, 2006, and 2007, the Company executed a series of redeemable convertible notes totaling $460,300 with individuals. The terms of these Redeemable Notes included fixed interest of 12% per year, principal and interest due between April 2005 and February 2008.  If unpaid at maturity, the holders may convert the balance of their Redeemable Notes and accrued interest into common stock.  The conversion rate for each $1 of Redeemable Notes is the lesser of $0.80 per common share or 80% of the average trading value per common share during the first 30 trading days.  Each Note holder also received a warrant to purchase one share of common stock for every $1 of promissory notes purchased, for a total of 460,300 additional shares, at $1 per share.  The warrants expire four years after the initial registration statement.

During the three months ended March 31, 2007, the Company issued convertible notes of $25,000. As of March 31, 2007, there have been no notes converted into shares of the Company’s stock.

Warrants

Warrants granted related to debt financing for the three month period ended March 31, 2007 were 25,000. Warrants granted related to accrued interest were 19,662 for the same period.  No warrants were exercised, forfeited or cancelled during the three months ended March 31, 2007.  The warrants issued along with the Notes and the Redeemable Notes were valued at zero using a Black-Scholes valuation model, risk free interest rate of 4%; dividend yield of 0%; an expected life of warrants of 4 years; and a 60% volatility factor.  The volatility factor was determined as an average of comparable public companies.

American Radio Empire, Inc.

Notes to Financial Statements

Embedded Derivatives

The Redeemable Notes are hybrid instruments that contain both a freestanding derivative financial instrument and an embedded derivative feature that would individually warrant separate accounting as derivative instruments under SFAS 133. The freestanding derivative financial instruments include the warrants, which were valued individually, and were determined to have only a nominal value, as such no value has been assigned for the warrants.  The single compound embedded derivative feature is the conversion feature within the Redeemable Notes.  The value of the conversion feature was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Redeemable Notes.

Using the intrinsic value, a 20% discount from market price for the conversion feature, which was determined to be the maximum value, the fair value of the conversion feature embedded derivatives within the Redeemable Notes was computed at $92,060 as of March 31, 2007.

Convertible Notes Payable at March 31, 2007

Convertible Other notes	$ 35,000
Notional balances of Mandatorily Convertible Notes Payable	225,000
Notional balances of Redeemable Notes Payable	460,300
Adjustments:
Unamortized discount	(65,687)
Convertible Notes balance, net of unamortized discount	$ 654,613

Promissory Notes

The Company executed promissory notes (“Notes”) of $7,500 during the three months ended March 31, 2007.  The terms of these Notes included fixed interest of 12% per year, due April 15, 2007.

Note 4 – Related Party Transactions

An individual who is an officer and a shareholder of the Company provides facilities and other operating costs for the Company without reimbursement.  That individual has an employment agreement with the Company that requires payment of a salary with a set progression of annual raises, medical insurance, and a vehicle for business use in exchange for management services.  To date, the Company has not provided this compensation.  This individual has forgone claims to this compensation and, therefore, it has not been accrued as a liability as of March 31, 2007.  In 2003, the Company executed a consulting agreement with this individual that provides for payment of consulting fees and reimbursement of expenses.  Approximately $32,500 and $29,800 have been paid under this agreement during the three months ended March 31, 2006 and 2007, respectively.

During 2006, the Company's Board of Directors authorized payment to the individual identified above for office space rent in the amount of $500 per month.  No payments were made during the three months ended March 31, 2007; however, the Company has accrued a $1,500 charge in Related Party Payable.

During 2005 and 2006, the Company entered into consulting agreement with investors to provide consulting services including software development, marketing, real estate development, and engineering in 2006 and 2007.  The investors agreed to receive compensation in the form of 280,000 shares of restricted common stock, which will be issued upon completion of the agreed upon services.

Note 5 - Subsequent Events

On July 16, 2007, the Board of Directors authorized a 1 for 104 reverse stock split.  The Board subsequently, on December 20, 2007, and retroactively passed a resolution re-instating the original number of incremental shares attributable to convertible notes and warrants to their original pre-split figures.

On July 17, 2007, the Board of Directors authorized the issuance of 6,000,000 shares of the Company's restricted common stock to three related parties.  These shares are recorded at their face value of $24,000.

On August 8, 2007, the Company entered into a stock purchase agreement with Wisplinx, LLC and Wisplinx's principal shareholder, providing for the acquisition, by the Company, of Wisplinx, an Internet Service Provider located in the suburbs of northern Oklahoma City, Oklahoma.  The stock purchase agreement was consummated on October 2, 2007, at which time Wisplinx was acquired by the Company for $50,000 and 50,000 shares of the Company's restricted common stock.

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

American Radio proposes to buy stations with a combination of senior bank debt, private equity and public stock. Sellers will become stockholders in American Radio. Each seller will be invited to become a member of a Board of Advisors that the Company will form.

Besides its regional focus, the Company’s core strategy is based upon achieving certain economies of scale.  For example, under current market conditions, an advertiser is unable to initiate an advertising campaign targeting smaller markets without entering into multiple separate media purchases with each radio station.

The Company’s salespeople will be thoroughly trained in marketing their respective stations.  In order to attract and retain qualified personnel, the Company recognizes the need for a fair and appealing compensation plan.  Management intends to use bonus programs selectively as a method of rewarding outstanding salespeople.  Finally, the Company is committed to providing ongoing sales training and motivational programs to help its salespeople develop their full potential.

Critical Accounting Policies

Refer to the Company’s 2006 Form 10-KSB for its critical accounting policies.

Results of Operations

The Three Month Periods Ended March 31, 2007 and March 31, 2006

The Company had no revenue for the three month periods ended March 31, 2007 and 2006.

Operating expenses, consisting primarily of professional fees, decreased from $56,305 for the three month period ended March 31, 2006 to $40,050 for the three month period ended March 31, 2007.  The decrease in professional fees is due to the decrease in legal and accounting fees.  Interest expense increased from $30,337 for the three month period ended March 31, 2006 to $34,875 for the same period ended March 31, 2007.  The increase in interest expense is due to the increase in the notes payable balance and an increase in interest expense related to the amortization of the discount on the convertible notes.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced  no  significant   change  in  liquidity  or  capital  resources  or stockholder's  equity.  The Company's balance sheet as of March 31, 2007 reflects a current asset value of $4,500 and a total asset value of $5,426.

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

Item 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our President/CEO/Treasurer concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective.

The deficiencies in our disclosure controls related to our ability to timely file our annual report and our inability to timely file interim financial information. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal proceedings

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

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

Dated: January 16, 2008

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting;

Date: January 16, 2008	/s/ Dain Schult
Dain Schult, President, CEO, Treasurer and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of AMERICAN RADIO EMPIRE, INC. on Form 10-QSB for the quarter ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dain Schult, President, CEO, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Dain Schult

Dain Schult, President, CEO and Treasurer

January 16, 2008