Form 10QSB
period 2007-06-30
AMERICAN RADIO EMPIRE, INC
filed 2008-01-16
CIK 1101922

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2007

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

                         YES                                                NO        X

The number of shares outstanding of the Company's no par common stock as of June 30, 2007 was 49,976.

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

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN RADIO EMPIRE, INC.

FINANCIAL STATEMENTS

(Unaudited)

For the Periods Ended June 30, 2007 and 2006

TABLE OF CONTENTS

                                                                                                                                                                   PAGE

Balance Sheets (unaudited)	F-1

Statements of Expenses (unaudited)	F-2

Statements of Cash Flows (unaudited)	F-3

Notes to Financial Statements (unaudited)	F-5

AMERICAN RADIO EMPIRE, INC.
(A Development Stage Company)
BALANCE SHEETS (unaudited)
As of June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006

ASSETS
Current Assets
Cash	$ 2,362	$ 312
Prepaid expenses	-	1,500
Total Current Assets	$ 2,362	$ 1,812

Non Current Assets
Property and equipment, net	1,194	477

TOTAL ASSETS	$ 3,556	$ 2,289

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

Current Liabilities
Accounts payable & accrued expenses	$ 80,534	$ 79,921
Related party payable	3,100	-
Accrued interest payable	264,178	215,483
Convertible notes payable (net of discounts of $70,142 and $67,699 , respectively)	706,108	627,601
Derivative liabilities, embedded derivatives and beneficial conversion feature	242,720	217,554
Notes payable	76,000	68,500
Other liabilities	5,000	5,000

Total liabilities	1,377,640	1,214,059

Stockholders' deficit
Common stock, $0.001 par value, 100,000,000 shares authorized, 49,976 and 49,976 issued and outstanding, respectively.	50	50
Additional paid-in capital	(2,333)	(2,333)
Deficit accumulated during the development stage	(1,371,801)	(1,209,487)

Total stockholders' deficit	(1,374,084)	(1,211,770)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 3,556	$ 2,289

The accompanying notes are an integral part of these condensed financial statements.

AMERICAN RADIO EMPIRE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (unaudited)

					From December 9, 1998 (Inception)

	Three months ended		Six months ended		Through
					June 30,
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	2007

OPERATING EXPENSES	50,846	62,055	90,896	118,360	933,052

OTHER (INCOME) EXPENSES

Interest expense	36,543	33,972	71,418	64,309	458,749
(Gain) on fair value of derivative liabilities	-	-	-	-	(20,000)
Total other expenses	36,543	33,972	71,418	64,309	438,749

NET LOSS	$ (87,389)	$ (96,027)	$ (162,314)	$ (182,669)	$ (1,371,801)

Basic and diluted loss per share:	$ (1.75)	$ (1.92)	$ (3.25)	$ (3.66)

Weighted average common shares outstanding:
Basic and diluted	49,976	49,976	49,976	49,976

The accompanying notes are an integral part of these condensed financial statements.

AMERICAN RADIO EMPIRE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (unaudited)

			From
			December 9,
			1998
			(Inception)
	Six months ended		Through
			June
	June 30, 2007	June 30, 2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (162,314)	$ (182,669)	$(1,371,801)
Adjustments to reconcile net income to net cash provided by
operating activities:
Consulting fees paid through issuance of note	-	-	35,000
Consulting fees paid through issuance of common stock	-	-	8,750
Gain on fair value of derivative liability	-	-	(20,000)
Non-cash interest expense	8,976	7,346	42,970
Amortization of note discount	13,747	20,233	149,608
Depreciation expense	197	-	250
Increase in prepaid expenses	1,500	(1,201)	-
Increase in accounts payable	613	19,189	68,666
Increase in related party payable	3,100	-	3,100
Increase in accrued interest payable	48,695	36,731	264,178
Increase in other liabilities	-	-	5,000

NET CASH USED BY OPERATING ACTIVITIES	(85,486)	(100,371)	(814,279)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property & equipment	(914)	-	(1,444)

NET CASH (USED BY) INVESTING ACTIVITIES	(914)	-	(1,444)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from debentures	7,500	8,500	111,000
Issuance of convertible notes and derivative liabilities	80,950	85,000	741,250

Statements of Cash Flows (continued)

Payments on convertible and promissory notes notes	-		(35,000)
Contributions of capital	-	-	835

NET CASH PROVIDED BY FINANCING ACTIVITIES	88,450	93,500	818,085

NET INCREASE (DECREASE) IN CASH	2,050	(6,871)	2,362

CASH AT BEGINNING OF PERIOD	312	6,873	-

CASH AT END OF PERIOD	$ 2,362	$ 2	$ 2,362

SUPPLEMENTAL DISCLOSURE

Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES

Accounts payable assumed in exchange for common stock	$ -	$ -	$ 11,868
Discount on notes payable	$ 16,190	$ 17,000	$ 191,250
Cancellation of common stock to paid in capital	$ -	$ -	$ 500

The accompanying notes are an integral part of these condensed financial statements.

American Radio Empire, Inc.

Notes to Financial Statements

(unaudited)

Note 1 – Nature of Business and Basis of Presentation

The accompanying unaudited interim financial statements of American Radio Empire, Inc. (the "Company") a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in American Radio Empire’s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-KSB, have been omitted.

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

Note 3 – Convertible Notes and Warrants

Redeemable Convertible Notes

In 2004, 2005, 2006, and 2007, the Company executed a series of redeemable convertible notes totaling $516,250 with individuals. The terms of these Redeemable Notes included fixed interest of 12% per year, principal and interest due between April 2005 and June 2008.  If unpaid at maturity, the holders may convert the balance of their Redeemable Notes and accrued interest into common stock.  The conversion rate for each $1 of Redeemable Notes is the lesser of $0.80 per common share or 80% of the average trading value per common share during the first 30 trading days.  Each Note holder also received a warrant to purchase one share of common stock for every $1 of promissory notes purchased, for a total of 516,250 additional shares, at $1 per share.  The warrants expire four years after the initial registration statement.

During the six months ended June 30, 2007, the Company issued convertible notes of $80,950. As of June 30, 2007, there have been no notes converted into shares of the Company’s stock.

Warrants

Warrants granted related to debt financing for the six month period ended June 30, 2007 were 80,950. Warrants granted related to accrued interest were 39,346 for the same period.  No warrants were exercised, forfeited or cancelled during the six months ended June 30, 2007.  The warrants issued along with the Notes and the Redeemable Notes were valued at zero using a Black-Scholes valuation model, risk free interest rate of 4%; dividend yield of 0%; an expected life of warrants of 4 years; and a 60% volatility factor.  The volatility factor was determined as an average of comparable public companies.

American Radio Empire, Inc.

Notes to Financial Statements

(unaudited)

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

Using the intrinsic value, a 20% discount from market price for the conversion feature, which was determined to be the maximum value, the fair value of the conversion feature embedded derivatives within the Redeemable Notes was computed at $103,250 as of June 30, 2007.

Convertible Notes Payable at June 30, 2007

Convertible Other notes	$ 35,000
Notional balances of Mandatorily Convertible Notes Payable	225,000
Notional balances of Redeemable Notes Payable	516,250
Adjustments:
Unamortized discount	(70,142)
Convertible Notes balance, net of unamortized discount	$ 706,108

Promissory Notes

The Company executed promissory notes (“Notes”) of $7,500 during the six months ended June 30, 2007.  The terms of these Notes included fixed interest of 12% per year, due on April 15, 2007.

Note 4 – Related Party Transactions

An individual who is an officer and a shareholder of the Company provides facilities and other operating costs for the Company without reimbursement.  That individual has an employment agreement with the Company that requires payment of a salary with a set progression of annual raises, medical insurance, and a vehicle for business use in exchange for management services.  To date, the Company has not provided this compensation.  This individual has forgone claims to this compensation and, therefore, it has not been accrued as a liability as of June 30, 2006 and 2007.  In 2003, the Company executed a consulting agreement with this individual that provides for payment of consulting fees and reimbursement of expenses.  Approximately $62,550 and $63,150 have been paid under this agreement during the six months ended June 30, 2006 and 2007, respectively.

During 2006, the Company's Board of Directors authorized payment to the individual identified above for office space rent in the amount of $500 per month.  No payments were made during the six months ended June 30, 2007; however, the Company has accrued a $3,000 charge in Related Party Payable.

During 2005 and 2006, the Company entered into consulting agreement with investors to provide consulting services including software development, marketing, real estate development, and engineering in 2006 and 2007.  The investors agreed to receive compensation in the form of 282,000 shares of restricted common stock, which will be issued upon completion of the agreed upon services.

Note 5 – Subsequent Events

On July 16, 2007, the Board of Directors authorized a 1 for 104 reverse stock split. The Board subsequently, on December 20, 2007, and retroactively passed a resolution re-instating the original number of incremental shares attributable to convertible notes and warrants to their original pre-split figures.

On July 17, 2007, the Board of Directors authorized the issuance of 6,000,000 shares of the Company's restricted common stock to three related parties. These shares are recorded at their fair value of $24,000.

On August 8, 2007, the Company entered into a stock purchase agreement with Wisplinx, LLC and Wisplinx’s principle shareholder, providing for the acquisition by the Company of Wisplinx, an Internet Service Provider located in the suburbs of northern Oklahoma City, Oklahoma. The stock purchase was consummated on October 2, 2007, at which time Wisplinx was acquired by the Company for $50,000 and 50,000 shares of the Company’s restricted common stock.

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

Results of Operations

The Three Month Periods Ended June 30, 2007 and June 30, 2006

The Company had no net revenue for the three month periods ended June 30, 2007 and 2006.

Operating expenses, consisting primarily of professional fees, decreased from $62,055 for the three month period ended June 30, 2006 to $50,846 for the three month period ended June 30, 2007.  The decrease in professional fees is due to the decrease in legal and accounting fees, offset slightly by an increase in management fees.  Interest expense increased from $33,972 for the three month period ended June 30, 2006 to $36,543 for the same period ended June 30, 2007.  The increase in interest expense is due to the increase in the notes payable balance and an increase in interest expense related to the amortization of the discount on the convertible notes.

The Six Month Periods Ended June 30, 2007 and June 30, 2006

The Company had no net revenue for the six month periods ended June 30, 2007 and 2006.

Operating expenses, consisting primarily of professional fees, decreased from $118,360 for the six month period ended June 30, 2006 to $90,896 for the six month period ended June 30, 2007.  The decrease in professional fees is due to the decrease in legal and accounting fees, offset slightly by an increase in management fee.  Interest expense increased from $64,309 for the six month period ended June 30, 2006 to $71,418 for the same period ended June 30, 2007.  The increase in interest expense is due to the increase in the notes payable balance and an increase in interest expense related to the amortization of the discount on the convertible notes.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced  no  significant   change  in  liquidity  or  capital  resources  or stockholder's  equity.  The Company's balance sheet as of June 30, 2007 reflects a current asset value of $2,362, and a total asset value of $3,556.

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

Item 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our President/CEO/Treasurer concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective.

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

January 16, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of American Radio Empire, Inc. on Form 10-QSB for the quarter ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dain Schult, President, CEO, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:      January 16, 2008

/s/ Dain Schult

President, CEO, Treasurer and Director

American Radio Empire, Inc.