Form 10QSB
period 2007-09-30
AMERICAN RADIO EMPIRE, INC
filed 2008-01-16
CIK 1101922

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2007

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

                         YES                                                NO           X

The number of shares outstanding of the Company's no par common stock as of December 1, 2007 was 6,049,976.

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

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN RADIO EMPIRE, INC.

FINANCIAL STATEMENTS

(Unaudited)

For the Periods Ended September 30, 2007 and 2006

TABLE OF CONTENTS

                                                                                                                                                                   PAGE

Balance Sheets (unaudited)	F-1

Statements of Expenses (unaudited)	F-2

Statements of Cash Flows (unaudited)	F-3

Notes to Financial Statements (unaudited)	F-4

AMERICAN RADIO EMPIRE, INC.
(A Development Stage Company)
BALANCE SHEETS (unaudited)
As of September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006

ASSETS
Current Assets
Cash	$ 25,362	$ 312
Prepaid expenses	-	1,500
Total Current Assets	$ 25,362	$ 1,812

Property and equipment, net	1,074	477

TOTAL ASSETS	$ 26,436	$ 2,289

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$ 80,883	$ 79,921
Related party payable	100	-
Accrued interest payable	290,747	215,483
Convertible notes payable (net of discounts of $77,768 and $67,699, respectively)
	768,982	627,601
Derivative liabilities, embedded derivatives and beneficial conversion feature	261,740	217,554
Notes payable	76,000	68,500
Other liabilities	5,000	5,000

Total current liabilities	1,483,452	1,214,059

Stockholders' deficit
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,049,976 and 49,976 issued and outstanding, respectively.	6,050	50
Additional paid-in capital	15,667	(2,333)
Deficit accumulated during the development stage	(1,478,733)	(1,209,487)

Total stockholders' deficit	(1,457,016)	(1,211,770)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 26,436	$ 2,289

The accompanying notes are an integral part of these condensed financial statements.

AMERICAN RADIO EMPIRE, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES (unaudited)

					From December 9, 1998 (Inception)

	Three months ended September 30,		Nine months ended September 30,		Through

	2007	2006	2007	2006	September 30, 2007

OPERATING EXPENSES	$ 68,969	$ 39,088	$ 159,865	$ 157,448	$ 1,002,021

OTHER (INCOME) EXPENSES

Interest expense	37,963	34,149	109,381	98,458	496,712
Loss (gain) on fair value of derivative liabilities	-	-	-	-	(20,000)
Total other expenses	37,963	34,149	109,381	98,458	476,712

NET LOSS	$ (106,932)	$ (73,237)	$ (269,246)	$ (255,906)	$ (1,478,733)

Basic and diluted loss per share:	$ (0.02)	$ (1.47)	$ (0.16)	$ (5.12)

Weighted average common shares outstanding:
Basic and diluted	4,995,031	49,976	1,704,388	49,976

The accompanying notes are an integral part of these condensed financial statements.

AMERICAN RADIO EMPIRE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (unaudited)

			From
			December 9,
			1998
			(Inception)
	Nine months ended		Through

	September 30, 2007	September 30, 2006	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (269,246)	$ (255,906)	$ (1,478,733)
Adjustments to reconcile net income to net cash provided by
operating activities:
Consulting fees paid through issuance of note	-	-	35,000
Consulting fees paid through issuance of common stock	-	-	8,750
Compensation expense paid through issuance of common stock	24,000	-	24,000
Loss (gain) on fair value of derivative liability	-	-	(20,000)
Non-cash interest expense	13,896	11,458	47,890
Amortization of note discount	20,221	28,811	156,082
Depreciation expense	317	6	370
Increase in prepaid expenses	1,500	(19,401)	-
Increase in accounts payable	962	12,949	69,015
Increase in related party payable	100	-	100
Increase in accrued interest payable	75,264	58,191	290,747
Increase in other liabilities	-	-	5,000

NET CASH USED BY OPERATING ACTIVITIES	(132,986)	(163,892)	(861,779)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property & equipment	(914)	(530)	(1,444)

NET CASH (USED BY) INVESTING ACTIVITIES	(914)	(530)	(1,444)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from debentures	7,500	86,000	111,000
Issuance of convertible notes	151,450	124,000	811,750
Payments on convertible and promissory notes	-		(35,000)
Contributions of capital	-	-	835

NET CASH PROVIDED BY FINANCING ACTIVITIES	158,950	210,000	888,585

NET INCREASE (DECREASE) IN CASH	25,050	45,578	25,362

CASH AT BEGINNING OF PERIOD	312	6,873	-

CASH AT END OF PERIOD	$ 25,362	$ 52,451	$ 25,362

SUPPLEMENTAL DISCLOSURE

Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES

Accounts payable assumed in exchange for common stock	$ -	$ -	$ 11,868
Discount on notes payable	$ 30,290	$ 24,800	$ 191,250
Cancellation of common stock to paid in capital	$ -	$ -	$ 500

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

Note 3 – Convertible Notes and Warrants

Redeemable Convertible Notes

In 2004, 2005, 2006, and 2007, the Company executed a series of redeemable convertible notes totaling $586,750 with individuals. The terms of these Redeemable Notes included fixed interest of 12% per year, principal and interest due between April 2005 and September 2008.  If unpaid at maturity, the holders may convert the balance of their Redeemable Notes and accrued interest into common stock.  The conversion rate for each $1 of Redeemable Notes is the lesser of $0.80 per common share or 80% of the average trading value per common share during the first 30 trading days.  Each Note holder also received a warrant to purchase one share of common stock for every $1 of promissory notes purchased, for a total of 586,750 additional shares, at $1 per share.  The warrants expire four years after the initial registration statement.

During the nine months ended September 30, 2007, the Company issued convertible notes of $151,450. As of September 30, 2007, there have been no notes converted into shares of the Company’s stock.

Warrants

Warrants granted related to debt financing for the nine month period ended September 30, 2007 were 151,450. Warrants granted related to accrued interest were 63,959 for the same period.  No warrants were exercised, forfeited or cancelled during the nine months ended September 30, 2007.  The warrants issued along with

American Radio Empire, Inc.

Notes to Financial Statements

(unaudited)

the Notes and the Redeemable Notes were valued at zero using a Black-Scholes valuation model, risk free interest rate of 4%; dividend yield of 0%; an expected life of warrants of 4 years; and a 60% volatility factor.  The volatility factor was determined as an average of comparable public companies.

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

Using the intrinsic value, a 20% discount from market price for the conversion feature, which was determined to be the maximum value, the fair value of the conversion feature embedded derivatives within the Redeemable Notes was computed at $117,350 as of September 30, 2007.

Convertible Notes Payable at September 30, 2007

Convertible Other notes	$ 35,000
Notional balances of Mandatorily Convertible Notes Payable	225,000
Notional balances of Redeemable Notes Payable	586,750
Adjustments:
Unamortized discount	(77,768)
Convertible Notes balance, net of unamortized discount	$ 768,982

Promissory Notes

The Company executed promissory notes (“Notes”) of $7,500 during the nine months ended September 30, 2007.  The terms of these Notes included fixed interest of 12% per year, due on April 15, 2007.

Note 4 – Common Stock

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

Note 5 – Related Party Transactions

An individual who is an officer and a shareholder of the Company provides facilities and other operating costs for the Company without reimbursement.  That individual has an employment agreement with the Company that requires payment of a salary with a set progression of annual raises, medical insurance, and a vehicle for business use in exchange for management services.  To date, the Company has not provided this compensation.  This individual has forgone claims to this compensation and, therefore, it has not been accrued as a liability as of September 30, 2006 and 2007.  In 2003, the Company executed a consulting agreement with this individual that provides for payment of consulting fees and reimbursement of expenses.  Approximately $90,000 and $96,150 have been paid under this agreement during the nine months ended September 30, 2006 and 2007, respectively.

During 2006, the Company's Board of Directors authorized payment to the individual identified above for office space rent in the amount of $500 per month.  For the nine months ended September 30, 2007, $4,500 was paid and is included in the Statement of Expenses.

During 2005, 2006 and 2007, the Company entered into consulting agreement with investors to provide consulting services including software development, marketing, real estate development, and engineering in 2006 and 2007.  The investors agreed to receive compensation in the form of 283,000 shares of restricted common stock, which will be issued upon completion of the agreed upon services.

Note 6 – Subsequent Events

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

Results of Operations

The Three Month Periods Ended September 30, 2007 and September30, 2006

The Company had no revenue for the three month periods ended September 30, 2007 and 2006.

Operating expenses increased from $39,088 for the three month period ended September 30, 2006 to $69,969 for the three month period ended September 30, 2007.  The increase is due to a $24,000 charge taken as a result of compensation expense due to the issuance of common stock.  In addition, there was an increase in professional fees related to accounting, legal and management fee expenses.  Interest expense increased from $34,149 for the three month period ended September 30, 2006 to $37,963 for the same period ended September 30, 2007.  The increase in interest expense is due to the increase in the notes payable balance and an increase in interest expense related to the amortization of the discount on the convertible notes.

The Nine Month Periods Ended September 30, 2007 and September 30, 2006

The Company had no net revenue for the nine month periods ended September 30, 2007 and 2006.

Operating expenses increased from $157,448 for the nine month period ended September 30, 2006 to $159,865 for the nine month period ended September 30, 2007.  The increase is due to a $24,000 charge taken as a result of compensation expense due to the issuance of common stock.  The increase was offset by a decrease in professional fees related to accounting, legal and management fee expenses.  Interest expense increased from $98,458 for the nine month period ended September 30, 2006 to $109,381 for the same period ended September 30, 2007.  The increase in interest expense is due to the increase in the notes payable balance and an increase in interest expense related to the amortization of the discount on the convertible notes.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced  no  significant   change  in  liquidity  or  capital  resources  or stockholder's  equity.  The Company's balance sheet as of September 30, 2007 reflects a current asset value of $25,362 and a total asset value of $26,436.

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

Item 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our President/CEO/Treasurer concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective.

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

PART II – OTHER INFORMATION

Item 1.  Legal proceedings

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company issued 6,000,000 shares of its restricted common stock to three related parties.

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

American Radio Empire, Inc.

January 16, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of American Radio Empire, Inc. on Form 10-QSB for the quarter ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dain Schult, President, CEO, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:      January 16, 2008

/s/ Dain Schult

President, CEO, Treasurer and Director

American Radio Empire, Inc.